Form 10QSB
period 2008-03-31
WhistlePig Enterprises Inc
filed 2008-05-07
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2008

Commission File No. 000-53095

WHISTLEPIG ENTERPRISES, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

800 Country Club Court
Broomfield, Colorado	80020
(Address of principal executive offices)	(zip code)

303-469-4309
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ ]    No [X]

The number of shares outstanding of the Company’s common stock, as of the latest practicable date, May 1, 2008, was 9,596,000. The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

WhistlePig Enterprises, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WhistlePig Enterprises, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WHISTLEPIG ENTERPRISES, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Mar. 31, 2008
ASSETS

Current assets
Cash	$5,863
Total current assets	5,863

Total Assets	$5,863

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$-

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596
Additional paid in capital	23,904
Deficit accumulated during the development stage	(27,637)

Total Stockholders' Equity	5,863

Total Liabilities and Stockholders' Equity	$5,863

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		Period From
		May 30, 2007
	Three Months	(Inception)
	Ended	Through
	Mar. 31, 2008	Mar. 31, 2008

Revenues	$-	$-

Operating expenses:
Bank charges	2	2
Professional fees	10,720	10,720
Filing fees	2,958	2,958
General and administrative		13,957
	13,680	27,637

Gain (loss) from operations	(13,680)	(27,637)

Income (loss) before provision for income taxes	(13,680)	(27,637)

Provision for income tax	-	-

Net income (loss)	$(13,680)	$(27,637)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued On Following Page)

		Period From
		May 30, 2007
	Three Months	(Inception)
	Ended	Through
	Mar. 31, 2008	Mar. 31, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(13,680)	$(27,637)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	-	8,000

Net cash provided by (used for)
operating activities	(13,680)	(19,637)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		May 30, 2007
	Three Months	(Inception)
	Ended	Through
	Mar. 31, 2008	Mar. 31, 2008

Cash Flows From Financing Activities:
Sales of common stock	-	25,500

Net cash provided by (used for)
financing activities	-	25,500

Net Increase (Decrease) In Cash	(13,680)	5,863

Cash At The Beginning Of The Period	19,543	-

Cash At The End Of The Period	$5,863	$5,863

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured.

WHISTLEPIG ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case,  the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We are recently formed, have a limited operating history, have never generated any revenues, and have never been profitable.  As a result, we may never become profitable and could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we have a limited operating history. Since we have developed our business plan, we cannot say that we have a successful operating history. We have never generated any revenues and had a loss of $13,957 from inception (May 30, 2007 through December 31, 2007).  There can be no guarantee that we will ever be profitable.

 Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our operating losses from inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

·	our ability to develop substantial operations;

·	our ability to locate clients who will purchase our services; and

·	our ability to generate revenues.

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

Our lack of substantial operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. If we make poor budgetary decisions, we could continue to incur losses, which may result in our going out of business.

We have a lack of a substantial operating history. We have never developed any revenue. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in our going out of business.

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

As of March 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train a workforce, and improve our financial and managerial controls to keep pace with the growth of our operations. If we are unsuccessful in expanding our infrastructure, you could lose your entire investment in us.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed. An investor could lose his entire investment.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our business plan. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mrs. Clifford, our President. In the event that we need additional capital, Mrs. Clifford has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with a limited operating history in this format, we are inherently a risky investment. An investor could lose his entire investment.

We have a limited operating history in this format. Because we are a company with a limited operating history, the operations in which we engage in should be seen as an extremely risky business. An investor could lose his entire investment.

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

Of our total outstanding shares as of May 1, 2008, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

 Our proposed business is to act as a consultant in the development of equestrian facilities throughout the United States, but particularly in the West. At the present time, we have limited active operations and are developing our business plan. We sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mrs. Clifford, our President. In the event that we need additional capital, Mrs. Clifford has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

We were incorporated as a Colorado corporation on May 30, 2007.  On June 22, 2007, we issued 1,500,000 restricted common shares to various investors in a private placement. On June 30, 2007, we issued 4,000,000 common shares each to Jeanie Clifford and Timothy Clifford, for a total of 8,000,000 shares.

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

Our address is 800 Country Club Court, Broomfield, CO 80020.  Our telephone number is (303)469-4309.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ending March 31, 2008 and from inception (May 30, 2007) through March 31, 2008.

Comparing our operations, we had no revenues of for the three months ended March 31, 2008. This compares with no revenues from inception through March 31, 2008.

Operating expenses, which includes professional fees, filing fees and general and administrative expenses for the three months ended March 31, 2008 was $13,680. This compares to operating expenses from inception through March 31, 2008 of $27,637. The major components of operating expenses include general and administrative, professional fees, and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant as our revenues develop. Each additional sale or service and correspondingly the gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $13,680 for the three months ended March 31, 2008. This compares with a net loss of $27,637 from inception through March 31, 2008.

Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We have a history of losses. We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Liquidity and Capital Resources

As of March 31, 2008, we had cash or cash equivalents of $5,863.

Net cash used for operating activities was $13,680 for the period ended March 31, 2008, compared to cash used for operating activities of $19,637 from inception through March 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used or provided by financing activities was $-0- for the period ended March 31, 2008, compared to cash provided by financing activities of $25,500 from inception through March 31, 2008. The cash flows provided by financing activities are all related to stock sales.

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

Plan of Operation

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

We plan to provide consulting services regarding all aspects necessary to operate a successful, profitable and safe equestrian center. These consulting services will be focused to assist the equestrian operator in the following areas: hiring, retention, termination and management of personnel, including employees, independent contractors and contract laborers; acquisition of materials to operate the facility including hay, grain, shavings, and other materials required to feed and maintain the horses and their environment; guidelines on offering lessons to individuals, groups in both private and semi-private classes; insurance requirements for both liability and property purposes; and maintenance of buildings, grounds and stalls including stall cleaning and disposal; invoicing and billing processes; best practice methods for handling the various personalities that exist at an equestrian center including boarders, instructors, students, parents, and employees. ,

At the present time, we have limited active operations and are developing our business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mrs. Clifford, our President. In the event that we need additional capital, Mrs. Clifford has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

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

Proposed Milestones to Implement Business Operations

 At the present time, we operate from one location in the Denver Metropolitan area. We plan to operate nationwide from this office but have no plans to expand into other locations or areas. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $35,000 in sales per year to be profitable.

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

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Trends

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from our operations. Our management has not made any commitments, which will require any material financial resources.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 24, 2008.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2008.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Jeanie Clifford
Jeanie Clifford
Chief Executive Officer and President (principal executive officer)

By:	/s/ Timothy Clifford
Timothy Clifford
Secretary, Treasurer (principal financial and accounting officer)