Form 10-Q
period 2008-06-30
WhistlePig Enterprises Inc
filed 2008-08-13
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                           Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)                     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

FORM 10-Q

WhistlePig Enterprises, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WhistlePig Enterprises, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WHISTLEPIG ENTERPRISES, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	4
Statements of operation	5
Statements of cash flows	6
Notes to financial statements	8

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

June 30, 2008
ASSETS

Current assets
Cash	$1,137
Total current assets	1,137

Total Assets	$1,137

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$-

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596
Additional paid in capital	23,904
Deficit accumulated during the development stage	(32,363)

Total Stockholders' Equity	1,137

Total Liabilities and Stockholders' Equity	$1,137

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			May 30, 2007
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2008	June 30, 2008	June 30, 2008

Revenues	$1,485	$1,485	$1,485

Operating expenses:
Bank charges	126	128	128
Professional fees	1,500	12,220	12,220
Filing fees	485	3,443	3,443
General and administrative	4,100	4,100	18,057
	6,211	19,891	33,848

Gain (loss) from operations	(4,726)	(18,406)	(32,363)

Income (loss) before provision for income taxes	(4,726)	(18,406)	(32,363)

Provision for income tax	-	-	-

Net income (loss)	$(4,726)	$(18,406)	$(32,363)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,596,000

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		May 30, 2007
	Six Months	(Inception)
	Ended	Through
	June 30, 2008	June 30, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(18,406)	$(32,363)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	-	8,000

Net cash provided by (used for)
operating activities	(18,406)	(24,363)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		May 30, 2007
	Six Months	(Inception)
	Ended	Through
	June 30, 2008	June 30, 2008

Cash Flows From Financing Activities:
Sales of common stock	-	25,500

Net cash provided by (used for)
financing activities	-	25,500

Net Increase (Decrease) In Cash	(18,406)	1,137

Cash At The Beginning Of The Period	19,543	-

Cash At The End Of The Period	$1,137	$1,137

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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
(A Development Stage Company)
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Our address is 800 Country Club Court, Broomfield, CO 80020.  Our telephone number is (303)469-4309.

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2008, for the six months ending June 30, 2008 and from inception through June 30, 2008.

Comparing our operations, we had revenues of $1,485 for the three months ended June 30, 2008, for the six months ending June 30, 2008 and from inception through June 30, 2008.

Operating expenses, which includes general and administrative expenses for the three months ended June 30, 2008 were $6,211, for the six months ending June 30, 2008 were $19,891, and from inception through June 30, 2008 were $33,848. The major components of operating expenses include general and administrative, professional fees, and telephone expenses.

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

We had a net loss of $4,726 for the three months ended June 30, 2008, $18,406 for the six months ending June 30, 2008 and $32,363 from inception through June 30, 2008.

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

As of June 30, 2008, we had cash or cash equivalents of $1.137.

Net cash used for operating activities was $18,406 for the period ended June 30, 2008, compared to cash used for operating activities of $24,363 for the period from inception through June 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used or provided by financing activities was $-0- for the period ended June 30, 2008, compared to cash provided by financing activities of $25,500 for the period from inception through June 30, 2008. The cash flows provided by financing activities are all related to stock sales.

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

We are presently marketing our services. We plan to utilize the expertise and existing business relationships of our principal officer, Mrs. Jeanie Clifford to develop our opportunities. All operational decisions will be made solely by Mrs. Clifford.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

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

Risks Related to Our Business and Industry

We are recently formed, have a limited operating history and have never been profitable.  As a result, we may never become profitable and could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we have a limited operating history. Since we have developed our business plan, we cannot say that we have a successful operating history. We have generated only limited revenues of $1,485 and had a loss of $32,363 from inception (May 30, 2007 through June 30, 2008).  There can be no guarantee that we will ever be profitable.

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

For the period ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our operating losses from inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

·	our ability to develop substantial operations;

·	our ability to locate clients who will purchase our services; and

·	our ability to generate substantial revenues.

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

As of June 30, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train a workforce, and improve our financial and managerial controls to keep pace with the growth of our operations. If we are unsuccessful in expanding our infrastructure, you could lose your entire investment in us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

            * Previously filed with Form SB-2 Registration Statement, January 24, 2008.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2008.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Jeanie Clifford
Jeanie Clifford
Chief Executive Officer and President (principal executive officer)

By:	/s/ Timothy Clifford
Timothy Clifford
Secretary, Treasurer (principal financial and accounting officer)