Form 10-Q
period 2008-09-30
WhistlePig Enterprises Inc
filed 2008-11-13
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53095

WHISTLEPIG ENTERPRISES, INC.
 (Exact Name of Registrant as specified in its charter)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 7, 2008, was 9,596,000.

FORM 10-Q

WhistlePig Enterprises, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WhistlePig Enterprises, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WHISTLEPIG ENTERPRISES, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)
ASSETS

Current assets
Cash	$19,543	$140
Total current assets	19,543	140

Total Assets	$19,543	$140

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued	-	-
and outstadning
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	23,904	23,904
Deficit accumulated during the development stage	(13,957)	(33,360)

Total Stockholders' Equity	19,543	140

Total Liabilities and Stockholders' Equity	$19,543	$140

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			May 30, 2007
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2008	Sept. 30, 2008	Sept. 30, 2008

Revenues	$1,450	$2,935	$2,935

Operating expenses:
Bank charges	22	150	150
Professional fees	500	12,720	12,720
Filing fees	425	3,868	3,868
General and administrative	1,500	5,600	19,557
	2,447	22,338	36,295

Gain (loss) from operations	(997)	(19,403)	(33,360)

Income (loss) before provision for income taxes	(997)	(19,403)	(33,360)

Provision for income tax	-	-	-

Net income (loss)	$(997)	$(19,403)	$(33,360)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,596,000

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		May 30, 2007
	Nine Months	(Inception)
	Ended	Through
	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(19,403)	$(33,360)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	-	8,000

Net cash provided by (used for)
operating activities	(19,403)	(25,360)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		May 30, 2007
	Six Months	(Inception)
	Ended	Through
	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Financing Activities:
Sales of common stock	-	25,500

Net cash provided by (used for)
financing activities	-	25,500

Net Increase (Decrease) In Cash	(19,403)	140

Cash At The Beginning Of The Period	19,543	-

Cash At The End Of The Period	$140	$140

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

We were incorporated as a Colorado corporation on May 30, 2007.  On June 22, 2007, we issued 1,500,000 restricted common shares to various investors in a private placement. On September 30, 2007, we issued 4,000,000 common shares each to Jeanie Clifford and Timothy Clifford, for a total of 8,000,000 shares.

In September, 2007, we completed a private placement offering of our common shares under the provisions of Rule 504 and analogous state securities laws. We raised a total of $24,000 in this private placement offering and sold a total of 96,000 shares.

Effective October 14, 2008, Mr. Timothy Clifford resigned from all offices at our Company, including his position as a director. Mrs. Jeanie Clifford was elected our Secretary-Treasurer and Chief Financial Officer in addition to her other duties as the President and Chief Executive Officer.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 800 Country Club Court, Broomfield, CO 80020.  Our telephone number is (303)469-4309.

Results of Operations

The following discussion involves our results of operations for the three months ending September 30, 2008, for the nine months ending September 30, 2008 and from inception through September 30, 2008..

Comparing our operations, we had revenues of $1,450 for the three months ended September 30, 2008, $2,935 for the nine months ending September 30, 2008 and $2,935 from inception through September 30, 2008.

Operating expenses, which includes general and administrative expenses, for the three months ended September 30, 2008 were $2,447, for the nine months ending September 30, 2008 were $22,338, and from inception through September 30, 2008 were $36,295. The major components of operating expenses include general and administrative, professional fees, and telephone expenses.

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

We had a net loss of $997 for the three months ended September 30, 2008, $19,403 for the nine months ending September 30, 2008 and $33,360 from inception through September 30, 2008.

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

As of September 30, 2008, we had cash or cash equivalents of $140.

Net cash used for operating activities was $19,403 for the period ended September 30, 2008, compared to cash used for operating activities of $25,360 for the period from inception through September 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used or provided by financing activities was $-0- for the period ended September 30, 2008, compared to cash provided by financing activities of $25,500 for the period from inception through September 30, 2008. The cash flows provided by financing activities are all related to stock sales.

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

Plan of Operation

We believe that a market may exist for providing consulting services to other current and prospective equestrian center operators and owners to enhance their chances for successfully operating an equestrian center.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as Registrants, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

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

We were formed as a Colorado business entity in May, 2007. At the present time, we have a limited operating history. Since we have developed our business plan, we cannot say that we have a successful operating history. We have generated only limited revenues of $2,935 and had a loss of $33,360 from inception (May 30, 2007 through September 30, 2008).  There can be no guarantee that we will ever be profitable.

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

As of September 30, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train a workforce, and improve our financial and managerial controls to keep pace with the growth of our operations. If we are unsuccessful in expanding our infrastructure, you could lose your entire investment in us.

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

Of our total outstanding shares as of November 1, 2008, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 24, 2008.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2008.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Jeanie Clifford
Jeanie Clifford
Chief Executive and Financial and Accounting Officer and President