Form 10-K
period 2008-12-31
WhistlePig Enterprises Inc
filed 2009-03-30
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008

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

303-883-4120
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].
Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]   No [].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 25, 2009, was 9,596,000.

FORM 10-K

WhistlePig Enterprises, Inc.

INDEX

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

General

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

Our address is 800 Country Club Court, Broomfield, CO 80020.  Our telephone number is (303)883-4120.

Organization

We are comprised of one corporation with no subsidiaries.

Operations

Our business is to act as a consultant in the development of equestrian facilities throughout the United States, but particularly in the West. At the present time, we have limited active operations. We sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mrs. Clifford, our President. In the event that we need additional capital, Mrs. Clifford has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

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

We provide consulting services regarding all aspects necessary to operate a successful, profitable and safe equestrian center. These consulting services will be focused to assist the equestrian operator in the following areas: hiring, retention, termination and management of personnel, including employees, independent contractors and contract laborers; acquisition of materials to operate the facility including hay, grain, shavings, and other materials required to feed and maintain the horses and their environment; guidelines on offering lessons to individuals, groups in both private and semi-private classes; insurance requirements for both liability and property purposes; and maintenance of buildings, grounds and stalls including stall cleaning and disposal; invoicing and billing processes; best practice methods for handling the various personalities that exist at an equestrian center including boarders, instructors, students, parents, and employees. ,

We operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

We are presently marketing our services. We utilize the expertise and existing business relationships of our principal officer, Mrs. Jeanie Clifford to develop our opportunities. All operational decisions will be made solely by Mrs. Clifford.

It should be noted, however, that we do not have any extensive history of successful operations. We have never been profitable. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

Our plan for the twelve months beginning January 1, 2009 is to operate at a profit or at break even. Our plan is to attract sufficient additional sales within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We plan to operate nationwide from this office but have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our services. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our services. Our resources consist of our available cash and advances from Mrs. Clifford, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Markets

 Our sales strategy is to develop a consulting practice for equestrian facilities by using our relationships in the industry. Our initial marketing plan is to focus completely on developing a client base. We initially focus in Colorado and the Western United States. However, we may expand nationwide if we are successful. We have no plans for any expansion at this time. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

We believe that the primary reason that clients would use us rather than competitors would be the existing relationships that we have and can develop. We believe that client loyalty and satisfaction can be the basis for success in this business.  Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

We are presently marketing our services. We utilize the expertise and existing business relationships of our principal officer, Mrs. Jeanie Clifford to develop our opportunities. All operational decisions will be made solely by Mrs. Clifford.

Raw Materials

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

Clients and Competition

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

Almost all of the companies in this industry have greater resources and expertise than us. Any of them could choose to enter our proposed market at any time. Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Our principal effort at this point is to develop a client base. We believe that the primary reason that customers would buy from us rather than competitors would be the existing relationships that we can develop. We believe that customer loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

Backlog

At December 31, 2008, we had no backlogs.

Employees

             We have one full-time employee: Mrs. Jeanie Clifford, our President. Mrs. Clifford does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Director separately for any Board meeting she attends.

Proprietary Information

           We own no proprietary information.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 800 Country Club Court, Broomfield, CO 80020.  Our telephone number is (303)883-4120.

Item 1A. RISK FACTORS.

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

Risks Related to Our Business and Industry

We are recently formed, have limited operating history in our present format, have generated only limited revenues, and have never been profitable.  As a result, we may never become profitable and could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we have not engaged in any substantial business activity. We cannot say that we have a successful operating history. We have generated only limited revenues and had a loss of $33,153 from inception (May 30, 2007 through December 31, 2008).  There can be no guarantee that we will ever be profitable.

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

. We have a lack of operating history. We have never developed any substantial revenue. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in our going out of business.

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

As of December 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train a workforce, and improve our financial and managerial controls to keep pace with the growth of our operations. If we are unsuccessful in expanding our infrastructure, you could lose your entire investment in us.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed. An investor could lose his entire investment.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mrs. Clifford, our President. In the event that we need additional capital, Mrs. Clifford has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Our success will be dependent upon the decision making of our director and executive officer. This individual intends to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of Mrs. Jeanie Clifford, our President, could have a material, adverse impact on our operations. We have no written employment agreements with Mrs. Clifford. We have not obtained key man life insurance on her life.

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

Of our total outstanding shares as of December 31, 2008, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Holders

As of December 31, 2008, there were 38 record holders of our common stock, and there were 9,596,000 shares of our common stock outstanding.  No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis and Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

For the year ended December 31, 2008 our revenue was $5,280.  In comparison the period ended December 31, 2007 we had no revenue. From our inception on May 30, 2007 through December 31, 2008, we generated $5,280 in revenue.

Operating expenses, which consisted solely of general and administrative expenses, were $24,526 and $13,957 respectively for the periods ended December 31, 2008 and 2007. For the period from our inception on May 30, 2007 through December 31, 2008, our operating expenses were $38,483.  The major component of general and administrative expenses is professional fees.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

For the year ended December 31, 2008 we had  a loss of $19,196.  In comparison for the period ended December 31, 2007 we had a loss of $13,957. From our inception on May 30, 2007 through December 31, 2008, we had a net loss of $33,153.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a consulting practice and our ability to generate revenues.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mrs. Clifford has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Liquidity and Capital Resources.

As of December 31, 2008, we had cash or cash equivalents of $347.

For the periods ended December 31, 2008 and 2007 net cash used in operating activities was $19,196 and $5,957, respectively. Net cash used in operating activities was $25,153 from our inception on May 30, 2007 through December 31, 2008.

For all relevant periods, net cash provided by or used for investing activities was $-0-.

For the year ended December 31, 2008 net cash provided by or used for financing activities was $-0- while for the period ended December 31, 2007 we had net cash provided by financing activities of $25,500. Cash flows provided by financing activities were $25,500 from our inception on May 30, 2007 through December 31, 2008.  These cash flows were all related to sales of stock. Over the next twelve months we do not expect any material capital costs to develop operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mrs. Clifford has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Plan of Operation and Proposed Milestones to Implement Business Operations

At the present time, we operate from one location in the Denver Metropolitan area. We plan to operate nationwide from this office but have no plans to expand into other locations or areas. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $35,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mrs. Clifford, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mrs. Clifford, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WhistlePig Enterprises, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007 and 2008

With Independent Accountant’s Audit Report

WHISTLEPIG ENTERPRISES, INC.

 Financial Statements

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Whistlepig Enterprises, Inc.
Broomfield, Colorado

I have audited the accompanying balance sheets of Whistlepig Enterprises, Inc. (a development stage company) as of December 31, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for the period from May 30, 2007 (inception) through December 31, 2007, the year ended December 31, 2008, and the period from May 30, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whistlepig Enterprises, Inc. as of December 31, 2007 and 2008, and the results of its operations and its cash flows for the period from May 30, 2007 (inception) through December 31, 2007, the year ended December 31, 2008, and the period from May 30, 2007 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                            /s/ Ronald R. Chadwick, P.C.
March 26, 2009                                                                                   RONALD R. CHADWICK, P.C.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2008

ASSETS

Current assets
Cash	$19,543	$347
Total current assets	19,543	347

Total Assets	$19,543	$347

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued	-	-
and outstadning
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	23,904	23,904
Deficit accumulated during the development stage	(13,957)	(33,153)

Total Stockholders' Equity	19,543	347

Total Liabilities and Stockholders' Equity	$19,543	$347

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	Period From		Period From
	May 30, 2007		May 30, 2007
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Revenues	$-	$5,280	$5,280

Operating expenses:
General and administrative	13,957	24,526	38,483
	13,957	24,526	38,483

Gain (loss) from operations	(13,957)	(19,246)	(33,203)

Other income (expense):
Interest income		50	50

Income (loss) before provision for income taxes	(13,957)	(19,196)	(33,153)

Provision for income tax	-	-	-

Net income (loss)	$(13,957)	$(19,196)	$(33,153)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	7,514,889	9,596,000

The accompanying notes are an integral part of the financial statements.

WHISTEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accum.
	Common Stock			During the	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.001 par)	Capital	Stage	Equity

Balances at May 30, 2007	-	$-	$-	$-	$-

Sales of common stock - founders	1,500,000	1,500			1,500

Compensatory stock issuances	8,000,000	8,000			8,000

Sales of common stock -
private placement	96,000	96	23,904		24,000

Gain (loss) for the period				(13,957)	(13,957)

Balances at December 31, 2007	9,596,000	$9,596	$23,904	$(13,957)	$19,543

Gain (loss) for the year				(19,196)	(19,196)

Balances at December 31, 2008	9,596,000	$9,596	$23,904	$(33,153)	$347

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Period From		Period From
	May 30, 2007		May 30, 2007
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(13,957)	$(19,196)	$(33,153)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	8,000	-	8,000

Net cash provided by (used for)
operating activities	(5,957)	(19,196)	(25,153)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

(Continued From Previous Page)

	Period From		Period From
	May 30, 2007		May 30, 2007
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Financing Activities:
Sales of common stock	25,500	-	25,500

Net cash provided by (used for)
financing activities	25,500	-	25,500

Net Increase (Decrease) In Cash	19,543	(19,196)	347

Cash At The Beginning Of The Period	-	19,543	-

Cash At The End Of The Period	$19,543	$347	$347

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure

Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Whistlepig Enterprises, Inc. (the “Company”), was incorporated in the State of Colorado on May 30, 2007. The Company was formed to provide equestrian consulting and advisory services to individuals, businesses and other organizations. The Company is currently considered to be in the development stage, having conducted only limited activities.

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
(A Development Stage Company)
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

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At December 31, 2007 and 2008 the Company had approximately $14,000 and $19,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $2,800 and $13,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was approximately $2,800 and $10,200.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS

NOTE 3. STOCK COMPENSATION

In 2007 the Company issued an officer 8,000,000 common shares for consulting services valued by the Company at $8,000.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below is the name of the directors and officers of the Company, all positions and offices with the Company held, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Jeanie Clifford	48	President, Secretary-Treasurer and Director

       Jeanie Clifford has been our President and a Director since our inception in May 2007. She became our Secretary-Treasurer as well in 2008. She is the founder of Whistlepig Special Equestrian’s, a non-profit 501c (3) entity focused on providing services to the special needs community. As an outgrowth of the Whistlepig special needs program, Jeanie established and is the Executive Director of Back In The Saddle (B.I.T.S.), a program specifically established to address the challenging needs of the soldiers returning from the wars in Iraq, Afghanistan and around the world. From 1998 to 2002, she was President of A Better Clifford Design Era, a private company which designed and installed high-end faux finishes and home interiors. She received her education at    Broomfield High School and other design-related schooling. She plans to devote approximately 20 hours per month to our operations.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,596,000 common shares were issued and outstanding as of December 31, 2008.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Jeanie Clifford (3)	8,216,800	85.6%
800 Country Club Court
Broomfield, CO 80020

Timothy J. Clifford(3)	8,216,800	85.6%
800 Country Club Court
Broomfield, CO 80020

All Officers and Directors as a Group	8,216,800	85.6%
(one person)
_______________

(1)  All ownership is beneficial and of record, unless indicated otherwise.
(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
(3) Jeanie Clifford owns 4,000,300 shares of record and has beneficial ownership to the remainder of Mr. Clifford’s shares. Mr. Clifford owns 4,216,500 shares of record and has beneficial ownership to the remainder of Mrs. Clifford’s shares. Jeanie and Tim Clifford are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $7,500 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $7,700 for the period ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:
(a)         (1) FINANCIAL STATEMENTS
(2) SCHEDULES
(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 24, 2008.

(b)                 Reports on Form 8-K. One report under cover of Form 8-K was filed on October 15, 2008, relating to the resignation of an officer and director.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Jeanie Clifford
Jeanie Clifford
Chief Executive Officer, Chief Financial Officer, and President (principal executive officer) (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 30, 2009	By:	/s/ Jeanie Clifford
Jeanie Clifford
Director