Form 10-Q
period 2009-03-31
WhistlePig Enterprises Inc
filed 2009-05-07
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 1, 2009, was 9,696,000.

FORM 10-Q

WhistlePig Enterprises, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WhistlePig Enterprises, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WHISTLEPIG ENTERPRISES, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

Whistlepig Enterprises, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS

		Mar. 31, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$19,543	$6,800
Total current assets	19,543	6,800

Total Assets	$19,543	$6,800

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued	-	-
and outstadning
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 (2008) and 9,696,000 (2009) shares
issued and outstanding	9,596	9,696
Additional paid in capital	23,904	36,304
Deficit accumulated during the development stage	(13,957)	(39,200)

Total Stockholders' Equity	19,543	6,800

Total Liabilities and Stockholders' Equity	$19,543	$6,800

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			Period From
			May 30, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Revenues	$-	$1,635	$6,915

Operating expenses:
General and administrative	13,680	7,682	46,115

	13,680	7,682	46,115

Gain (loss) from operations	(13,680)	(6,047)	(39,200)

Income (loss) before provision for income taxes	(13,680)	(6,047)	(39,200)

Provision for income tax	-	-	-

Net income (loss)	$(13,680)	$(6,047)	$(39,200)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,629,333

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Period From
			May 30, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(13,680)	$(6,047)	$(39,200)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	-	-	8,000

Net cash provided by (used for)
operating activities	(13,680)	(6,047)	(31,200)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			May 30, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Financing Activities:
Sales of common stock	-	12,500	38,000

Net cash provided by (used for)
financing activities	-	12,500	38,000

Net Increase (Decrease) In Cash	(13,680)	6,453	6,800

Cash At The Beginning Of The Period	19,543	347	-

Cash At The End Of The Period	$5,863	$6,800	$6,800

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Our address is 800 Country Club Court, Broomfield, CO 80020.  Our telephone number is (303)-883-4120.

Results of Operations

The following discussion involves our results of operations for the three months ending March 31, 2009, and for the three months ending March 31, 2008.

Comparing our operations, we had revenues of $1,635 for the three months ended March 31, 2009, compared to $-0- for the three months ending March 31, 2008.

Operating expenses, which includes general and administrative expenses, for the three months ended March 31, 2009 were $7,682, compared to $13,680 for the three months ending March 31, 2008. The major components of operating expenses include general and administrative, professional fees, and telephone expenses.

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

We had a net loss of $6,047 for the three months ended March 31, 2009, compared to $13,680 for the three months ending March 31, 2008.

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

As of March 31, 2009, we had cash or cash equivalents of $6,800.

Net cash used for operating activities was $6,047 for the period ended March 31, 2009, compared to cash used for operating activities of $13,680 for the period ended March 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used or provided by financing activities was $-0- for the period ended March 31, 2009, compared to cash provided by financing activities of $12,500 for the period ended March 31, 2008. The cash flows provided by financing activities are all related to stock sales.

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

Not applicable.

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

We were formed as a Colorado business entity in May, 2007. At the present time, we have a limited operating history. Since we have developed our business plan, we cannot say that we have a successful operating history. We have generated only limited revenues of $6,915 and had a loss of $39,200 from inception (May 30, 2007 through March 31, 2009).  There can be no guarantee that we will ever be profitable.

 Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our operating losses from inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to develop substantial operations;

●	our ability to locate clients who will purchase our services; and

●	our ability to generate substantial revenues.

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

As of March 31, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train a workforce, and improve our financial and managerial controls to keep pace with the growth of our operations. If we are unsuccessful in expanding our infrastructure, you could lose your entire investment in us.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 9, 2009, we sold 100,000 common shares at a price of $0.125 to one individual. We relied upon the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

            * Previously filed with Form SB-2 Registration Statement, January 24, 2008.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2009.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Jeanie Clifford
Jeanie Clifford
Chief Executive and Financial and Accounting officer Officer and President