Form 10-Q
period 2009-06-30
WhistlePig Enterprises Inc
filed 2009-08-05
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 1, 2009, was 9,696,000.

FORM 10-Q

WhistlePig Enterprises, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WhistlePig Enterprises, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WHISTLEPIG ENTERPRISES, INC.
BALANCE SHEETS
(Unaudited)

		June 30, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$19,543	$1,504
Total current assets	19,543	1,504

Total Assets	$19,543	$1,504

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued	-	-
and outstadning
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 (2008) and 9,696,000 (2009) shares
issued and outstanding	9,596	9,696
Additional paid in capital	23,904	36,304
Deficit accumulated during the development stage	(13,957)	(44,496)

Total Stockholders' Equity	19,543	1,504

Total Liabilities and Stockholders' Equity	$19,543	$1,504

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					May 30, 2007
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009

Revenues	$1,485	$800	$1,485	$2,435	$7,715

Operating expenses:
General and administrative	6,211	6,096	19,891	13,778	52,211

	6,211	6,096	19,891	13,778	52,211

Gain (loss) from operations	(4,726)	(5,296)	(18,406)	(11,343)	(44,496)

Income (loss) before provision for income taxes	(4,726)	(5,296)	(18,406)	(11,343)	(44,496)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(4,726)	$(5,296)	$(18,406)	$(11,343)	$(44,496)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,629,333	9,596,000	9,629,333

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			May 30, 2007
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(18,406)	$(11,343)	$(44,496)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	-	-	8,000

Net cash provided by (used for)
operating activities	(18,406)	(11,343)	(36,496)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			May 30, 2007
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Financing Activities:
Sales of common stock	-	12,500	38,000

Net cash provided by (used for)
financing activities	-	12,500	38,000

Net Increase (Decrease) In Cash	(18,406)	1,157	1,504

Cash At The Beginning Of The Period	19,543	347	-

Cash At The End Of The Period	$1,137	$1,504	$1,504

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Our address is 800 Country Club Court, Broomfield, CO 80020.  Our telephone number is (303)883-4120.

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2009 and for the six months ending June 30, 2009. This compares to the three months ending June 30, 2008 and for the six months ending June 30, 2008.

Comparing our operations, we had revenues of $800 for the three months ended June 30, 2009 and $2,435 for the six months ending June 30, 2009. We had revenues of $1,485 for the three months ended June 30, 2008 and for the six months ending June 30, 2008.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2009 were $6,096, for the six months ending June 30, 2009 were $13,778. We had operating expenses of $6,211 for the three months ended June 30, 2008 and $19,891 for the six months ending June 30, 2008.

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

We had a net loss of $5,296 for the three months ended June 30, 2009 and a net loss of $11,343 for the six months ending June 30, 2009. We had a net loss of $4,726 for the three months ended June 30, 2008 and a net loss $18,406 for the six months ending June 30, 2008.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a consulting practice with regard to providing medical billing assistance to durable medical equipment companies and our ability to generate revenues.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash or cash equivalents of $1,504

Net cash used for operating activities was $11,343 for the six months ended June 30, 2009, compared to net cash used for operating activities of $18,406 for the six months ended June 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows provided by financing activities was $12,500 for the six months ended June 30, 2009, compared to cash used for or provided by financing activities of $-0- for the six months ended June 30, 2008. The cash flows provided by financing activities are all related to sales of common stock.

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

We were formed as a Colorado business entity in May, 2007. At the present time, we have a limited operating history. Since we have developed our business plan, we cannot say that we have a successful operating history. We have generated only limited revenues of $7,715 and had a loss of $44,496 from inception (May 30, 2007 through June 30, 2009).  There can be no guarantee that we will ever be profitable.

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

As of June 30, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train a workforce, and improve our financial and managerial controls to keep pace with the growth of our operations. If we are unsuccessful in expanding our infrastructure, you could lose your entire investment in us.

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

            * Previously filed with Form SB-2 Registration Statement, January 24, 2008.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2009.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Jeanie Clifford
Jeanie Clifford
Chief Executive and Financial and Accounting Officer Officer and President