Form 10-Q
period 2009-09-30
WhistlePig Enterprises Inc
filed 2009-11-18
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53095

WHISTLEPIG ENTERPRISES, INC.
 (Exact Name of Registrant as specified in its charter)

Colorado	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7060 B. South Tucson Way
Centennial, Colorado	80112
(Address of principal executive offices)	(zip code)

303-617-8919
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 6, 2009, was 9,696,000.

FORM 10-Q

WhistlePig Enterprises, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WhistlePig Enterprises, Inc. and our wholly-owned subsidiary, CST Oil & Gas Corporation.

ITEM 1.  FINANCIAL STATEMENTS

WHISTLEPIG ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September30, 2009

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operations	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

WHISLTEPIG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

		Spet. 30, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$63,150	$28,142
Accounts receivable	-	37,717
Prepaid expenses	2,197
Total current assets	65,347	65,859

Fixed assets		24,442
Accumulated depreciation		(1,879)
	-	22,563

Total Assets	$65,347	$88,422

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$33,109
Related party payable	40,000	40,000
Total current liabilties	40,000	73,109

Total Liabilities	40,000	73,109

Stockholders' Equity
Common stock, $.001 par value;
50,000,000 shares authorized;
8,000,000 (2008) and 9,696,000 (2009)
shares issued and outstanding	8,000	9,696
Additional paid in capital	92,141	90,489
Accumulated deficit	(74,794)	(84,872)

Total Stockholders' Equity	25,347	15,313

Total Liabilities and Stockholders' Equity	$65,347	$88,422

The accompanying notes are an integral part of the financial statements.

WHISLTEPIG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

Sales (net of returns) - related party	$600	$119,396	$600	$321,158
Cost of goods sold	-	30,000		56,123

Gross profit	600	89,396	600	265,035

Operating expenses:
Depreciation	-	1,222		1,879
General and administrative	22,732	98,475	22,742	223,234
	22,732	99,697	22,742	225,113

Income (loss) from operations	(22,132)	(10,301)	(22,142)	39,922

Other income (expense):
	-	-	-	-

Income (loss) before
provision for income taxes	(22,132)	(10,301)	(22,142)	39,922

Provision for income tax	-	-	-	-

Net income (loss)	$(22,132)	$(10,301)	$(22,142)	$39,922

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(22,132)	$(10,301)	$(22,142)	$39,922

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	1,222	-	1,879
Accounts receivable		(37,717)		(37,717)
Prepaid expenses			-	2,197
Accrued payables	(10)	33,109		33,109
Net cash provided by (used for)
operating activities	(22,142)	(13,687)	(22,142)	39,390

Cash Flows From Investing Activities:
Fixed assets	-	-	-	(24,442)
Net cash provided by (used for)
investing activities	-	-	-	(24,442)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Financing Activities:
Related party payable - borrowings	40,000	(30,000)	40,000
Paid in capital
Common stock issuances		44		44
Distributions	-			(50,000)
Net cash provided by (used for)
financing activities	40,000	(29,956)	40,000	(49,956)

Net Increase (Decrease) In Cash	17,858	(43,643)	17,858	(35,008)

Cash At The Beginning Of The Period	-	71,785	-	63,150

Cash At The End Of The Period	$17,858	$28,142	$17,858	$28,142

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

WHISTLEPIG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On September 30, 2009 Whistlepig Enterprises, Inc. entered into a share exchange agreement (the "Agreement") with CST Oil and Gas Corporation, exchanging 8,000,000 shares of its common stock with no readily available market price for 100% of the outstanding common stock of CST Oil and Gas Corporation. The transaction was accounted for as a reverse acquisition as the shareholders of CST Oil and Gas Corporation retained the majority of the outstanding common stock of Whistlepig Enterprises, Inc. after the share exchange. Effective with the Agreement, the Company's stockholders' equity was retroactively recapitalized as that of CST Oil and Gas Corporation, while 100% of the assets and liabilities of Whistlepig Enterprises, Inc. valued at $44 were recorded as being acquired in the reverse merger for its 1,696,000 outstanding common shares on the merger date. The accompanying financial statements exclude the financial position, results of operations and cash flows of Whistlepig Enterprises, Inc. prior to the September 30, 2009 reverse acquisition. The activity of the two companies subsequent to September 30, 2009 will be consolidated.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Whistlepig Enterprises, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

WHISTLEPIG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

WHISTLEPIG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Overview and History

 Our original business was to act as a consultant in the development of equestrian facilities throughout the United States, but particularly in the West. We were incorporated as a Colorado corporation on May 30, 2007.  On June 22, 2007, we issued 1,500,000 restricted common shares to various investors in a private placement. On September 30, 2007, we issued 4,000,000 common shares each to Jeanie Clifford and Timothy Clifford, for a total of 8,000,000 shares.

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

On September 30, 2009, WhistlePig Enterprises, Inc., a Colorado corporation (“WHISTLEPIG”) and CST Oil & Gas Corporation, a Colorado corporation, (“CST”) entered into a Share Exchange agreement (the “Share Exchange Agreement”) whereby the shareholders of  CST exchanged all of their common stock for common shares of WHISTLEPIG(the “Share Exchange”).  In connection with the Share Exchange, the stockholders of CST exchanged all of their CST stock for a total of 8,000,000 shares of common stock of WHISTLEPIG.  Immediately prior to the Share Exchange, certain existing shareholders of WHISTLEPIG tendered a total of 8,000,000 shares of WHISTLEPIG’s common stock to the company for cancellation, leaving 1,696,000 issued and outstanding WHISTLEPIG common shares.  As a result, following the Share Exchange WHISTLEPIG had 9,696,000 shares of its common stock issued and outstanding, of which approximately  84.6% were held by the former shareholders of CST. Following the closing of the Share Exchange, WHISTLEPIG’s name will be changed to CST Holding Corp, or some derivation thereof.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 7060 B. South Tucson Way, Centennial, CO 80112.  Our telephone number is 303-617-8919.

Results of Operations

The following discussion involves our results of operations for the three and nine months ending September 30, 2009 and for the fiscal year ending December 31, 2008. This compares to the three and nine months ending September 30, 2008.

Comparing our operations, we had sales (net of returns)-related party of $119,396 for the three months ended September 30, 2009 and $600  for the three months ending September 30, 2008. Comparing our operations, we had sales (net of returns)-related party of $321,158 for the nine months ended September 30, 2009 and  $600 for the nine months ending September 30, 2008.

Cost of goods sold for the three months ending September 30, 2009 was $30,000, compared to $-0- for the three months ending September 30, 2008. Cost of goods sold for the nine months ending September 30, 2009 was $56,123, compared to $-0- for the nine months ending September 30, 2008.

Operating expenses, which include depreciation and general and administrative expenses for the three months ended September 30, 2009 were $99,697, compared to $22,732 for the three months ending September 30, 2008. Operating expenses, which include depreciation and general and administrative expenses for the nine months ended September 30, 2009 were $225,113, compared to $22,742 for the nine months ending September 30, 2008.

The major components of operating expenses include general and administrative, professional fees, and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant as our revenues develop. Each additional sale or service and correspondingly the gross profit of such sale have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $10,301 for the three months ended September 30, 2009, compared to a net loss of $22,132 for the three months ending September 30, 2008. We had a net profit of $39,922 for the nine months ended September 30, 2009, compared to a net loss of $22,142 for the nine months ending September 30, 2008.

Our principal source of liquidity is our revenues. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. petroleum business. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business and our ability to generate revenues.

In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Liquidity and Capital Resources

As of September 30, 2009, we had cash or cash equivalents of $28,142 compared to cash or cash equivalents of $17,858 at September 30, 2009.

Net cash provided by operating activities was $39,390 for the nine months ended September 30, 2009, compared to cash used for operating activities of $22,142  for the nine months ended September 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used for investing activities was $ 24,442 for the nine months ended September 30, 2009 and $-0- for all other relevant periods.

Cash flows used for financing activities was $49,956 for the period ended September 30, 2009, compared to cash provided by financing activities of $40,000 for the nine months ended September 30, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Oil and Natural Gas Industry

We derive all our revenues from the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Worldwide political, economic and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and production companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

•	the cost of exploring for, producing and delivering oil and natural gas;

•	the discovery rate of new oil and natural gas reserves;

•	the rate of decline of existing and new oil and natural gas reserves;

•	available pipeline and other oil and natural gas transportation capacity;

•	the ability of oil and natural gas companies to raise capital;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and natural gas producing regions;

•	economic conditions in the United States and elsewhere;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	weather conditions in the United States and elsewhere;

•	the pace adopted by foreign governments for the exploration, development and production of their national reserves;

•	the price of foreign imports of oil and natural gas; and

•	the overall supply and demand for oil and natural gas.

    Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, can adversely impact us in many ways by negatively affecting:

•	our revenues, cash flows and profitability;

•	our ability to maintain or increase our borrowing capacity;

•	our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital;

•	our ability to retain skilled rig personnel whom we would need in the event of an upturn in the demand for our services; and

•	the fair market value of our rig fleet.

Risks Relating to Our Business

Increases in the supply of workover rigs could decrease dayrates and utilization rates.

    An increase in the supply of workover rigs, whether through new construction or refurbishment, could decrease dayrates and utilization rates, which would adversely affect our revenues and profitability. In addition, such adverse affect on our revenue and profitability caused by such increased competition and lower dayrates and utilization rates could be further aggravated by any downturn in oil and natural gas prices. There has been a substantial increase in the supply of workover rigs in the United States over the past two years which has led to a broad decline in dayrates and utilization industry wide.

A material reduction in the levels of exploration and development activities in Kansas  or an increase in the number of rigs mobilized to Kansas could negatively impact our dayrates and utilization rates.

We currently conduct all of our operations in Kansas. A material reduction in the levels of exploration and development activities in Kansas due to a variety of oil and natural gas industry risks described above or an increase in the number of rigs mobilized to Kansas could negatively impact our dayrates and utilization rates, which could adversely affect our revenues and profitability.

We operate in a highly competitive, fragmented industry in which price competition could reduce our profitability.

The fact that workover rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

The well service contracts we compete for are usually awarded on the basis of competitive bids or direct negotiations with customers. We believe pricing and quality of equipment are the primary factors our potential customers consider in determining which contractor to select. In addition, we believe the following factors are also important:

•	the type and condition of each of the competing workover rigs;

•	the mobility and efficiency of the rigs;

•	the quality of service and experience of the rig crews;

•	the offering of ancillary services; and

•	the ability to provide equipment adaptable to, and personnel familiar with, new technologies and techniques.

    While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment and experience of our rig crews to differentiate us from our competitors. This strategy is less effective as lower demand for drilling services or an oversupply of rigs usually results in increased price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of rigs can cause greater price competition which can, in turn, reduce our profitability.

Contract well service companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition and reduce profitability.

We face competition from competitors with greater resources that may make it more difficult for us to compete, which can reduce our dayrates and utilization rates.

Some of our competitors have greater financial, technical and other resources than we do that may make it more difficult for us to compete, which can reduce our dayrates and utilization rates. Their greater capabilities in these areas may enable them to:

•	better withstand industry downturns;

•	compete more effectively on the basis of price and technology;

•	retain skilled rig personnel; and

•	build new rigs or acquire and refurbish existing rigs so as to be able to place rigs into service more quickly than us in periods of high drilling demand.

Our operations involve operating hazards, which if not insured or indemnified against, could adversely affect our results of operations and financial condition.

Our operations are subject to the many hazards inherent in the contract well servicing business, including the risks of:

•	blowouts;

•	fires and explosions;

•	loss of well control;

•	collapse of the borehole;

•	lost or stuck drill strings; and

•	damage or loss from natural disasters.

Any of these hazards can result in substantial liabilities or losses to us from, among other things:

•	suspension of service operations;

•	damage to, or destruction of, our property and equipment and that of others;

•	personal injury and loss of life;

•	damage to producing or potentially productive oil and natural gas formations through which we service; and

•	environmental damage.

We seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Depending on competitive conditions and other factors, we attempt to obtain contractual protection against uninsured operating risks from our customers. However, customers who provide contractual indemnification protection may not in all cases maintain adequate insurance to support their indemnification obligations. Our insurance or indemnification arrangements may not adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition. Furthermore, we may be unable to maintain adequate insurance in the future at rates we consider reasonable.

We face increased exposure to operating difficulties because we have a substantial  focus on drilling for natural gas.

    A substantial number of our well service contracts are with exploration and production companies in search of natural gas, particularly in coal bed methane. Drilling on land for natural gas generally occurs at deeper drilling depths than drilling for oil. Although deep-depth drilling exposes us to risks similar to risks encountered in shallow-depth drilling, the magnitude of the risk for deep-depth drilling is greater because of the higher costs and greater complexities involved in drilling deep wells. We generally enter into International Association of Drilling Contractors contracts that contain “daywork” indemnification language that transfers responsibility for down hole exposures such as blowout and fire to the operator, leaving us responsible only for damage to our rig and our personnel. If we do not adequately insure the risk from blowouts or if our contractual indemnification rights are insufficient or unfulfilled, our profitability and other results of operation and our financial condition could be adversely affected in the event we encounter blowouts or other significant operating difficulties while drilling at deeper depths.

Our operations are subject to various laws and governmental regulations that could restrict our future operations and increase our operating costs.

Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

•	environmental quality;

•	pollution control;

•	remediation of contamination;

•	preservation of natural resources; and

•	worker safety.

Our operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several such laws and regulations relate to the disposal of hazardous oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several such laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, our operations are often conducted in or near ecologically sensitive areas, which are subject to special protective measures and that may expose us to additional operating costs and liabilities for accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations. Historically, we have not been required to obtain environmental or other permits prior to drilling a well. Instead, the operator of the oil and gas property has been obligated to obtain the necessary permits at its own expense.

The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Safe Drinking Water Act, the Occupational Safety and Health Act, or OSHA, and their state counterparts and similar statutes are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also not uncommon for third parties to file claims for personal injury and property damage caused by substances released into the environment.

Environmental laws and regulations are complex and subject to frequent changes. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets that we acquired from others. We are in substantial compliance with applicable environmental laws and regulations and, to date, such compliance has not materially affected our capital expenditures, earnings or competitive position. We do not expect to incur material capital expenditures in our next fiscal year in order to comply with current or reasonably anticipated environment control requirements. However, our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of regulatory noncompliance or contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.

In addition, our business depends on the demand for land drilling services from the oil and natural gas industry and, therefore, is affected by tax, environmental and other laws relating to the oil and natural gas industry generally, by changes in those laws and by changes in related administrative regulations. It is possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.

We rely on a few key employees whose absence or loss could disrupt our operations resulting in a loss of revenues.

          Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services, particularly the loss of Christine Tedesco, our Chief Executive and Financial Officer, could disrupt our operations resulting in a loss of revenues. We have no employment agreements our employees.  In addition, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

We may be unable to attract and retain qualified, skilled employees necessary to operate our business.

Our success depends in large part on our ability to attract and retain skilled and qualified personnel. Our inability to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our business. We require skilled employees who can perform physically demanding work. Shortages of qualified personnel are occurring in our industry. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our profitability and other results of operations may be adversely affected.

Shortages in equipment and supplies could limit our operations and jeopardize our relations with customers.

The materials and supplies we use in our operations include fuels to operate our  equipment,  pipe,  and collars. Shortages in  equipment and supplies could limit our  workover operations and jeopardize our relations with customers. We do not rely on a single source of supply for any of these items. From time to time there have been shortages of equipment and supplies during periods of high demand which we believe could reoccur. Shortages could result in increased prices for  equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining  equipment or supplies could limit our operations and jeopardize our relations with customers. In addition, shortages of  equipment or supplies could delay and adversely affect our ability to obtain new contracts for our  workover rigs, which could negatively impact our revenues and profitability.

Risks Related to Ownership of Our Common Stock

We have incurred and will continue to incur increased costs as a result of being a public company.

As a result of becoming a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We have incurred and will continue to incur costs associated with our public company reporting requirements and costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the NASD.  These rules and regulations could increase our legal and financial compliance costs and could make some activities more time-consuming and costly. These new rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

The price of our common stock may be extremely volatile.

        In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recent years. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

•	announcements of new services, products, technological innovations, acquisitions or strategic relationships by us or our competitors;
•	trends or conditions in the software, business process outsourcing and Internet markets;
•	changes in market valuations of our competitors; and
•	general political, economic and market conditions.

        In addition, the market prices of securities of well service companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to a specific company's operating performance. As a result, investors may not be able to sell shares of our common stock at or above the price at which an investor purchase paid. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention could be diverted from our business.

Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.

        Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on our results of operations during any particular period as an indication of our results for any other period. Factors that may adversely affect our periodic results may include the loss of a significant account or accounts.

        Our operating expenses are based in part on our expectations of our future revenues and are partially fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

The significant concentration of ownership of our common stock will limit an investor's ability to influence corporate actions.

        The concentration of ownership of our common stock may limit an investor's ability to influence our corporate actions and have the effect of delaying or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. Certain major stockholders, if they act together, are able to substantially influence all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our articles of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to interests of other investors or prevent the taking of actions that are inconsistent with their respective interests.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which, as of September 30, 2009, 9,696,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Further, our Articles of  Incorporation authorizes 1,000,000 shares of preferred stock, $0.01 par value per share. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

We do not intend to pay cash dividends in the foreseeable future

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no trading market for our securities and there can be no assurance that any  liquid market will ever develop.

There is currently no trading market for our common. There can be no assurance as to whether an orderly market will develop, (if ever) in our common stock.  As a result, we expect that the price at which our stock trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Owing to the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. See “Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.”

Our common stock is subject to the Penny Stock Regulations

Our common stock and will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of convertible securities to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

EXHIBIT	DESCRIPTION

2.1 **	Share Exchange Agreement dated September 30, 2009

3.1 *	Articles of Incorporation

3.2 *	Bylaws

10.1**	Drilling Rig Contract

31.1	Certification of CEO/CFO pursuant to Section 302

32.1	Certification of CEO/CFO pursuant to Section 906

* Previously filed with Form SB-2 Registration Statement, January 24, 2008.

** Previously filed with Form 8-K on September 30, 2009

Reports on Form 8-K

We filed one Form 8K for the fiscal quarter ended September 30, 2009, on September 30, 2009, relating to our acquisition of CST Oil & Gas Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 18, 2009.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Christine Tedesco
Christine Tedesco
Chief Executive and Financial and Accounting officer Officer and President