Form 10-K
period 2009-12-31
CST HOLDING CORP.
filed 2010-04-07
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-53095

CST HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

7060 B. South Tucson Way
Centennial,, Colorado	80112
(Address of principal executive offices)	(zip code)

303-617-7531
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
Yes [] No [X].
Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the last sales of its common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $374,000.

FORM 10-K

CST Holding Corp.

For purposes of this prospectus, unless otherwise indicated or the context otherwise requires, all references herein to “CST,” “we,” “us,” and “our,” refer to CST Holding Corp., a Colorado corporation, and our wholly-owned subsidiary, CST Oil & Gas Corporation.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

We were incorporated as a Colorado corporation on May 30, 2007. From 2007 to 2009, our business was to act as a consultant in the development of equestrian facilities throughout the United States, but particularly in the West.

On September 30, 2009, we acquired CST Oil & Gas Corporation, a Colorado corporation, (“CST”) through a Share Exchange agreement (the “Share Exchange Agreement”) whereby the shareholders of CST exchanged all of their common stock for our common shares (the “Share Exchange”).  In connection with the Share Exchange, the stockholders of CST exchanged all of their CST stock for a total of 8,000,000 shares of our common stock.  Immediately prior to the Share Exchange, certain of our existing shareholders tendered a total of 8,000,000 shares of our common stock to us for cancellation, leaving 1,696,000 issued and outstanding common shares.  As a result, following the Share Exchange we had 9,696,000 shares of its common stock issued and outstanding, of which approximately  84.6% were held by the former shareholders of CST. Following the closing of the Share Exchange, our name was changed to CST Holding Corp. on January 25, 2010.

CST Oil & Gas Corporation, a Colorado corporation was formed on May 8, 1985 to engage in the oil and gas business. CST Oil & Gas Corporation had been a private company since its formation and has carried on active operations in the oil and gas business. With the Share Exchange, we have succeeded to its operations. Currently, our focus is to provide well servicing and roustabout services to the petroleum industry in Kansas.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 7060 B South Tucson Way, Centennial, Colorado 80112.  Our telephone number is 303-617-8919.

Organization

We are comprised of one corporation with one subsidiary.

Operations

We provide well servicing and roustabout services to the petroleum industry in Kansas. Our primary focus is to provide services that help maintain coal bed methane and oil wells operated by small and mid-size independent producers in the southeastern area of the state. Well servicing and roustabout services are required to maintain the gas and\or oil flow from a well. There is an ongoing need to periodically remove and replace damaged or corroded production tubing, retrieve safety valves or malfunctioning submersible pumps or risk  substantial decline and possible complete loss of production.  Roustabout services, which include well servicing and work immediately associated with the well, also includes site maintenance, pipeline installation, road and surface facilities construction. We currently own and operate one workover rig.  We are evaluating expansion possibilities in this immediate area as the downturn in the industry has eliminated several competitors in southeastern Kansas. The long term plan for us is to expand with additional workover rigs into adjacent areas as commodity prices recover and drilling activity escalates.

            Currently, our operations are profitable. We believe that we have sufficient capital to conduct our business operations or to sustain them at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Drilling Contracts

As a provider of contract well services, our business and the profitability of our operations depend on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets where we operate. Our business has generally not been affected by seasonal fluctuations. The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. During periods of lower levels of drilling activity, price competition tends to increase and results in decreases in the profitability of daywork contracts. In this lower level drilling activity and competitive price environment, we may be more inclined to enter into footage contracts that expose us to greater risk of loss without commensurate increases in potential contract profitability.

We obtain our contracts for servicing oil and natural gas wells either through competitive bidding or through direct negotiations with customers. Our contracts generally provide for compensation on either a daywork or footage basis. The contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Generally, our contracts provide for the workover of a single well and typically permit the customer to terminate on short notice, usually on payment of an agreed fee.

    Daywork Contracts. Under daywork drilling contracts, we provide a workover rig with required personnel to our customer who supervises the servicing of the well. We are paid based on a negotiated fixed rate per day while the rig is used. Daywork contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork contract, the customer bears a large portion of the out-of-pocket service costs and we generally bear no part of the usual risks associated with drilling, such as time delays and unanticipated costs.

Footage Contracts. Under footage contracts, we are paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. We typically pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts. The risks to us on a footage contract are greater because we assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel. We manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly, and we maintain insurance coverage against some, but not all, drilling hazards. However, the occurrence of uninsured or under-insured losses or operating cost overruns on our footage jobs could have a negative impact on our profitability.

Turnkey Contracts. Turnkey contracts typically provide for a drilling company to drill a well for a customer to a specified depth and under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. The drilling company would provide technical expertise and engineering services, as well as most of the equipment and drilling supplies required to drill the well. The drilling company may subcontract for related services, such as the provision of casing crews, cementing and well logging. Under typical turnkey drilling arrangements, a drilling company would not receive progress payments and would be paid by its customer only after it had performed the terms of the drilling contract in full.

Although we have not historically entered into any turnkey contracts, we may decide to enter into such arrangements in the future. The risks to a drilling company under a turnkey contract are substantially greater than on a well drilled on a daywork basis. This is primarily because under a turnkey contract the drilling company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalations and personnel.

Operating Risks and Insurance

Our operations are subject to the many hazards inherent in the contract well servicing business, including the risks of:

•	blowouts;

•	fires and explosions;

•	loss of well control;

•	collapse of the borehole;

•	lost or stuck drill strings; and

•	damage or loss from natural disasters.

Any of these hazards can result in substantial liabilities or losses to us from, among other things:

•	suspension of drilling operations;

•	damage to, or destruction of, our property and equipment and that of others;

•	personal injury and loss of life;

•	damage to producing or potentially productive oil and natural gas formations through which we drill; and

•	environmental damage.

We seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical.  Depending on competitive conditions and other factors, we attempt to obtain contractual protection against uninsured operating risks from our customers. However, customers who provide contractual indemnification protection may not in all cases have sufficient financial resources or maintain adequate insurance to support their indemnification obligations. We can offer no assurance that our insurance or indemnification arrangements will adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition. Furthermore, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

Our insurance coverage includes property insurance on our rigs, drilling equipment and real property. Our insurance coverage for property damage to our rigs and to our drilling equipment is based on a third party estimate of the appraised value of the rigs and drilling equipment. The policy provides for a deductible on rigs of $1.0 million per occurrence. Our umbrella liability insurance coverage is $25.0 million per occurrence and in the aggregate, with a deductible of $10,000 per occurrence. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

Markets

            Our operations are conducted in Kansas. Our primary focus is to provide services that help maintain coal bed methane and oil wells operated by small and mid-size independent producers in the southeastern area of the state. We have no plans for any expansion at this time. No market surveys have ever been conducted to determine demand for our services.

We believe that the primary reason that clients would use us rather than competitors would be the existing relationships that we have and can develop. We believe that client loyalty and satisfaction can be the basis for success in this business.  Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

We are presently marketing our services. We utilize the expertise and existing business relationships of our principal officer, Mrs. Christine Tedesco, to develop our opportunities. All operational decisions will be made solely by Mrs. Tedesco.

Raw Materials

The materials and supplies we use in our operations include fuels to operate our equipment, pipe and collars. We do not rely on a single source of supply for any of these items. While we are not currently experiencing any shortages, from time to time there have been shortages of equipment and supplies during periods of high demand.

Shortages could result in increased prices for equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining equipment or supplies could limit operations and jeopardize our relations with customers. In addition, shortages of equipment or supplies could delay and adversely affect our ability to obtain new contracts for our rigs, which could have a material adverse effect on our financial condition and results of operations.

Customers and Competition

We encounter substantial competition from other well service contractors. Our primary market area is highly fragmented and competitive. The fact that workover rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

The well service contracts we compete for are usually awarded on the basis of competitive bids. Our principal competitors are Jackman Oilfield Services, Splane Pulling and Roustabout Services, Hurricane Oil Field Services, Gateway Titan Oilfield Services, and DJR Well Serving. We believe pricing and rig availability are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are also important:

•	the type and condition of each of the competing workover rigs;

•	the mobility and efficiency of the rigs;

•	the quality of service and experience of the rig crews;

•	the offering of ancillary services; and

•	the ability to provide well servicing equipment adaptable to, and personnel familiar with, new technologies and techniques.

While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment and the experience of our crews to differentiate us from our competitors. This strategy is less effective as lower demand for workover services or an oversupply of rigs usually results in increased price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of rigs can cause greater price competition.

Contract well service companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for workover services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of workover rigs from other regions could rapidly intensify competition and reduce profitability.

Many of our competitors have greater financial, technical and other resources than we do. Their greater capabilities in these areas may enable them to:

•	better withstand industry downturns;

•	compete more effectively on the basis of price and technology;

•	better retain skilled rig personnel; and

•	build new rigs or acquire and refurbish existing rigs so as to be able to place rigs into service more quickly than us in periods of high demand.

Although there are numerous competitors that provide substantially similar services as ours, our ability to provide multiple well and roustabout services at competitive rates with high quality personnel affords us a reasonable advantage. We strive to maintain an excellent work and safety record and consistently beat the competition in terms of quality work provided. At times, with limited available workover rigs and servicing equipment operating in the area, demand for such equipment exceeds supply. Since we maintain personnel and equipment in the Kansas area we have the ability to promptly relocate in response to changing market conditions.

Our principal effort at this point is to develop our customer base. We believe that the primary reason that customers would buy from us rather than competitors would be the existing relationships that we can develop. We believe that customer loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

Backlog

At December 31, 2009, we had no backlogs.

Employees

As of December 31, 2009, we had five employees. All of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees, the majority of whom operate or maintain our drilling rig, workover rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employees are subject to collective bargaining arrangements.

        Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. Although we have not encountered material difficulty in hiring and retaining qualified rig crews, shortages of qualified personnel are occurring in our industry. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material and adverse effect on our financial condition and results of operations.

Proprietary Information

           We own no proprietary information.

Government Regulation

Our operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several such laws and regulations relate to the handling, storage and disposal of oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several such laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. In addition, our operations are sometimes conducted in or near ecologically sensitive areas, which are subject to special protective measures and which may expose us to additional operating costs and liabilities related to restricted operations, for accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations. Historically, we have not been required to obtain environmental or other permits prior to drilling a well. Instead, the operator of the oil and gas property has been obligated to obtain the necessary permits at its own expense.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

  The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Safe Drinking Water Act, the Occupational Safety and Health Act, or OSHA, and their state counterparts and similar statutes and related regulations are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard and related regulations, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the “Superfund” law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also not uncommon for third parties to file claims for personal injury and property damage caused by substances released into the environment.

Environmental laws and regulations are complex and subject to frequent changes. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets that we acquired from others. We believe we are in substantial compliance with applicable environmental laws and regulations and, to date, such compliance has not materially affected our capital expenditures, earnings or competitive position. We do not expect to incur material capital expenditures in our next fiscal year in order to comply with current or reasonably anticipated environment control requirements. However, our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of regulatory noncompliance or contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.

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

      Our investor relations department can be contacted at our principal executive office located at our principal office, 7060 B South Tucson Way, Centennial, Colorado 80112.  Our telephone number is 303-617-8919.

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

Risks Relating to Our Business

Increases in the supply of rigs could decrease dayrates and utilization rates.

      An increase in the supply of land rigs, whether through new construction or refurbishment, could decrease dayrates and utilization rates, which would adversely affect our revenues and profitability. In addition, such adverse affect on our revenue and profitability caused by such increased competition and lower dayrates and utilization rates could be further aggravated by any downturn in oil and natural gas prices. There has been a substantial increase in the supply of land rigs in the United States over the past two years which has led to a broad decline in dayrates and utilization industry wide.

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

The materials and supplies we use in our operations include fuels to operate our  equipment,  pipe,  and collars, t. Shortages in  equipment and supplies could limit our  workover operations and jeopardize our relations with customers. We do not rely on a single source of supply for any of these items. From time to time there have been shortages of equipment and supplies during periods of high demand which we believe could reoccur. Shortages could result in increased prices for  equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining  equipment or supplies could limit our operations and jeopardize our relations with customers. In addition, shortages of  equipment or supplies could delay and adversely affect our ability to obtain new contracts for our  workover rigs, which could negatively impact our revenues and profitability.

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

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which, as of December 31, 2009, 9,696,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

There is currently a limited trading market for our securities and there can be no assurance that any  liquid market will ever develop.

There is currently a limited trading market for our common stock. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol CSTV as of April, 2010. However, there can be no assurance as to whether an orderly market will develop, (if ever) in our common stock.  As a result, we expect that the price at which our stock trades is likely to fluctuate significantly. Prices for our common stock is determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Owing to the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.”

Our common stock is subject to the Penny Stock Regulations

Our common stock is subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our Drilling Rig

As of December 31, 2009, our drilling rig fleet consisted of one workover rig, which we market on a continuous basis. At the present time, this workover rig operates on a term contract of one year.   We currently have no workover rigs held in inventory. Our rig is located in Bourbon County, Kansas.  Our operating equipment is stored in Kansas on property owned by our majority shareholders, Mr. and Mrs. Tedesco.

Atoka Coal Labs, a company owned by Mr. and Mrs. Tedesco, has leased us its drilling rig on a perpetual basis at the lease rate of $2,500 per month.

Other Equipment and Property

As of December 31, 2009, we owned a fleet of one  truck and related transportation equipment that we use to transport our men and equipment to and from drilling sites. By owning our own trucks, we reduce the cost of equipment moves, downtime between workover rig moves and general wear and tear on our rig.

We believe that our operating workover rig and other related equipment are in good operating condition. Our employees perform periodic maintenance and minor repair work on our workover rig. Historically, we have relied on various oilfield service companies for major repair work and overhaul of our equipment. In the event of major breakdowns or mechanical problems, our rig could be subject to significant idle time and a resulting loss of revenue if the necessary repair services are not immediately available.

               We currently occupy approximately  450 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year. However, on or about November 23, 2009, we received written consents in lieu of a meeting of stockholders from holders of a majority of our common stock (84.6%) for the following actions:

•	Approval of a change in the majority of our Directors. We elected Christine Tedesco and Michael Thomsen as Directors; and

•	Approval of Amendment to our Articles of Incorporation to change our name to CST Holding Corp., which were filed with the Colorado Secretary of State on January 25, 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Holders

As of December 31, 2009, there were 38 record holders of our common stock, and there were 9,696,000 shares of our common stock issued and outstanding.  As of April, 2010, our common stock became trading on the Over-the-Counter Bulletin Board under the trading symbol CSTV. We had no public market for our common stock in 2009.

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

Reports

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

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

Results of Operations

The following presents, for comparison purposes, the results of our consolidated operations, including the operations of CST Oil & Gas Corporation, as if this subsidiary had been a part of our company in 2008. In fact, we acquired CST Oil and Gas Corporation on September 30, 2009.

For the year ended December 31, 2009 our revenue was $488,540.  In comparison the period ended December 31, 2008 our revenue was $109,061. All sales in 2009 and 2008 were to domestic companies under common control of our officers.

For the year ended December 31, 2009 our cost of goods sold was $95,026.  In comparison the period ended December 31, 2008 our revenue was $14,114.

Operating expenses, which consisted solely of general and administrative expenses, were $331,223 and $69,600 respectively for the periods ended December 31, 2009 and 2008. The major component of general and administrative expenses for both 2009 and 2008 was salaries.

For the year ended December 31, 2009 we had a profit of $61,439.  In comparison for the period ended December 31, 2008 we had a profit of $25,347.

       For the fiscal year ended  December 31,  2008, our accountants expressed doubt about our ability to continue as a going concern as a result of our history of net losses in our former operation. This qualification has been removed from our financial statements for the fiscal year ended December 31, 2009.

Our principal source of liquidity is our revenues. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. petroleum business. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business and our ability to generate revenues.

In any case, we try to operate with minimal overhead. Our primary activity will be to develop our sales. If we succeed in generating sufficient sales, we will continue to be profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Liquidity and Capital Resources.

As of December 31, 2009, we had cash or cash equivalents of $38,563. As of December 31, 2008, we had cash or cash equivalents of $63,150.

For the periods ended December 31, 2009 and 2008 net cash provided by operating activities was $101,811 and $23,150, respectively.

  For the periods ended December 31, 2009 and 2008 net cash used for investing activities was $66,442 and $-0-, respectively. The funds were used to purchase fixed assets utilzed in our business.

For the year ended December 31, 2009 net cash used for financing activities was $59,956, while for the period ended December 31, 2008 we had net cash provided by financing activities of $40,000. These cash flows were all related to borrowings from a related party and a repayment of those borrowings.

Over the next twelve months we do not expect any material capital costs to develop operations.  We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to remain profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital,

Off-Balance Sheet Arrangements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CST Holding Corp.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

CST Holding Corp.

 Financial Statements

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
CST Holding Corp.
Centennial, Colorado

I have audited the accompanying consolidated balance sheets of CST Holding Corp. (formerly Whistlepig Enterprises, Inc.) as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CST Holding Corp. as of December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 31, 2010	RONALD R. CHADWICK, P.C.

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009

ASSETS

Current assets
Cash	$63,150	$38,563
Prepaid expenses	2,197	-
Total current assets	65,347	38,563

Fixed assets		66,442
Accumulated depreciation		(8,409)
	-	58,033

Total Assets	$65,347	$96,596

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$13,649
Related party payables	40,000	10,000
Other		6,117
Total current liabilties	40,000	29,766

Total Liabilities	40,000	29,766

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,000,000 (2008) and 9,696,000 (2009)
shares issued and outstanding	8,000	9,696
Additional paid in capital	92,141	90,489
Accumulated deficit	(74,794)	(33,355)

Total Stockholders' Equity	25,347	66,830

Total Liabilities and Stockholders' Equity	$65,347	$96,596

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Sales (net of returns) - related party	$109,061	$488,540
Cost of goods sold	14,114	95,026

Gross profit	94,947	393,514

Operating expenses:
Depreciation		8,409
General and administrative	69,600	322,814
	69,600	331,223

Income (loss) from operations	25,347	62,291

Other income (expense):
	-	-

Income (loss) before
provision for income taxes	25,347	62,291

Provision for income tax	-	852

Net income (loss)	$25,347	$61,439

Net income (loss) per share
(Basic and fully diluted)	$0.00	$0.01

Weighted average number of
common shares outstanding	8,000,000	8,424,000

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2007	8,000,000	$8,000	$92,141	$(100,141)	$-

Net income (loss) for the year				25,347	25,347

Balances at December 31, 2008	8,000,000	$8,000	$92,141	$(74,794)	$25,347

Distributions				(20,000)	(20,000)

Outstanding stock of Whistlepig Ent Inc.
counted as issued for Whistlepig
Enterprises Inc. net assets
in reverse merger	1,696,000	1,696	(1,652)		44

Net income (loss) for the year				61,439	61,439

Balances at December 31, 2009	9,696,000	$9,696	$90,489	$(33,355)	$66,830

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$25,347	$61,439

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation		8,409
Prepaid expenses	(2,197)	2,197
Accrued payables		29,766
Net cash provided by (used for)
operating activities	23,150	101,811

Cash Flows From Investing Activities:
Fixed assets	-	(66,442)
Net cash provided by (used for)
investing activities	-	(66,442)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Financing Activities:
Related party payable - borrowings	40,000	(40,000)
Paid in capital		44
Distributions		(20,000)
Net cash provided by (used for)
financing activities	40,000	(59,956)

Net Increase (Decrease) In Cash	63,150	(24,587)

Cash At The Beginning Of The Period	-	63,150

Cash At The End Of The Period	$63,150	$38,563

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Whistlepig Enterprises, Inc. (“Whistlepig”) was incorporated May 30, 2007 in the State of Colorado. CST Oil and Gas Corporation was incorporated in the State of Colorado on May 8, 1985. Effective September 30, 2009 Whistlepig was acquired by CST Oil and Gas Corporation in a transaction classified as a reverse acquisition. Whistlepig concurrently changed its name to CST Holding Corp. The financial statements represent the activity of CST Oil and Gas Corporation from December 31, 2007 forward, and the consolidated activity of CST Oil and Gas Corporation and Whistlepig from September 30, 2009 forward. CST Oil and Gas Corporation and Whistlepig are hereinafter referred to collectively as the "Company". The Company sells oil and gas field workover services. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2008 and 2009 the Company had no balance in its allowance for doubtful accounts.

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectibility is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company had no advertising costs in 2008 or 2009.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Prior to 2009 the Company operated as an S-corporation, was a pass-through entity for federal income tax purposes and paid no income tax at the corporate level. In 2009 the Company had a federal and state income expense of approximately $852, after reducing the Company’s net income of $62,291 by accelerated depreciation expense for tax purposes of approximately $58,033.

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

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of oil and gas field workover services, but does not separate different services into operating segments. All sales each year were to domestic companies under common control of the Company’s officers.

NOTE 2. RELATED PARTY TRANSACTIONS

In 2008 and 2009 the Company paid a company related by common control approximately $2,700 and $57,000 for cost of goods sold, and $1,900 and $5,300 for general and administrative expenses. At December 31, 2008 the Company owed $40,000 to an officer for due on demand, non-interest bearing working capital advances, which was paid repaid in 2009.

NOTE 3.  REVERSE ACQUISITION

On September 30, 2009 Whistlepig Enterprises, Inc. entered into an acquisition agreement (the "Agreement") with CST Oil and Gas Corporation, acquiring 100% of the outstanding common stock of CST Oil and Gas Corporation through the issuance of 8,000,000 shares of its common stock with no readily available market price. The transaction was accounted for as a reverse acquisition as the shareholders of CST Oil and Gas Corporation retained the majority of the outstanding common stock of Whistlepig after the share exchange. Effective with the Agreement, the Company's stockholders' equity was retroactively recapitalized as that of CST Oil and Gas Corporation, while 100% of the assets and liabilities of Whistlepig valued at $44, consisting of cash $44,

CST HOLDING CORP.
(formerly WHISTLEPIG ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 3.  REVERSE ACQUISITION (Continued):

were recorded as being acquired in the reverse acquisition for its 1,696,000 outstanding common shares on the acquisition date. (Immediately prior to the acquisition Whistlepig had 9,696,000 outstanding common shares. 8,000,000 of these shares were surrendered by the holders for cancellation). Subsequent to the September 30, 2009 recapitalization, Whistlepig and CST Oil and Gas Corporation remain separate legal entities (with Whistlepig as the parent of CST Oil and Gas Corporation). The accompanying consolidated financial statements exclude the financial position, results of operations and cash flows of Whistlepig prior to the September 30, 2009 acquisition. Whistlepig concurrent with the transaction changed its name to CST Holding Corp.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Officers and Directors

The following tables set forth information regarding the Company’s current executive officers and directors as of December 31, 2009.

Name	Age	Position

Christine Tedesco	57	President, Chief Executive and Financial Officer, Treasurer and Director
Michael Thomsen	56	Executive Vice President, Secretary, and Director

The biographies of each of our executive officers and directors are as follows:

Christine Tedesco is the co-founder and Chief Operating Officer of CST and has held this position since its founding in 1985. Since 1994, she has also been a Vice President and Director of Atoka Coal Bed Methane Laboratories, a provider of surface geochemical technologies for natural gas exploration companies. In 2000, she co-founded Running Foxes Petroleum, a petroleum and natural gas exploration and production company. She continues with these companies in these capacities to the present.  Ms. Tedesco obtained a BA Degree in Marketing from Kent State University in 1974.

Michael Thomsen has over 30 years experience in the natural resources industry and has worked in over 40 countries in exploration and project acquisitions.  He is the former Chairman of Oil Quest Resources plc, a British oil and gas exploration company which merged into the North Sea oil explorer, Encore Oil plc in 2006.  His work with US energy producer Freeport-McMoRan Inc. from 1977 to 1987 included exploration in the Gulf of Mexico, the Permian Basin of west Texas, the Sinai-Sea region of Egypt, the Sergipe Basin offshore Brazil and the Neuquen Basin of western Argentina.  His US experience with Freeport was primarily directed at the Permian Basin of west Texas and his international work involved basin evaluation in Egypt, Brazil and Argentina.  From 1988 to 2002 he was a director of exploration for Gold Fields and Newmont, two major international natural resources groups.  He is currently Chairman of Nighthawk Energy plc, a London listed company with oil and gas assets in the US.  Mr. Thomsen obtained a Bachelors Degree from the University of Wisconsin majoring in Geology graduating with honors.

Term of Office

The Company’s directors are appointed for one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Colorado Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until they resign, are removed, or elect not to stand for re-election.

Legal Proceedings Involving Directors, Executive Officers and Certain Beneficial Owners.

The Company is not aware of any legal proceedings to which any current or prospective director, officer, affiliate of the Company, or owner of more than five percent of the Company’s Common Stock (beneficially or of record) is a party adverse in interest to the Company.

Family Relationships

Our control shareholders, Steven A. Tedesco and Christine Tedesco, are husband and wife.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our knowledge, based solely on our review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely complied with except for the Forms 3 and Forms 4 of Mr. and Ms. Tedesco, which have been filed late.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2009, for: (i) each person who we know beneficially owns more than 5% of our Common Stock; (ii) each of our Directors; (iii) each of our Officers and (iv) all of our Directors and Executive Officers as a group.  As of December 31, 2009, (the “Record Date”), there were 9,696,000 shares of the Company’s common stock issued and outstanding.    Each stockholder’s percentage ownership is based on 9,696,000 shares of our common stock outstanding as of December 31, 2009. Except as otherwise indicated, the address of each of the persons in this table is 7060 B South Tucson Way, Centennial, Colorado 80112.

	Amount and Nature of Beneficial
	Ownership
		Notes Convertible
		and Options and
		Warrants
		Exercisable Within
Name of Beneficial Owner	Shares	60 Days	Percent of Class

Directors and Executive Officers
Christine Tedesco(1)	8,200,000	0	84.6%

Michael Thomsen	0	0	0

Steven A. Tedesco(1)	8,200,000	0	84.6%

All executive officers and directors as a group (2 persons)	8,200,000	0	84.6%
_______________________

(1)
Includes 4,050,000 shares owned of record by Christine Tedesco and 4,050,000 shares owned of record by Steven A. Tedesco. In addition, Steven A. Tedesco owns 100,000 shares of record. Christine and Steven Tedesco are husband and wife. A total of 8,000,000 shares were acquired in the Share Exchange transaction. A total of 100,000 shares have been privately purchased from existing shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 450 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

             In 2008 and 2009 we paid a company related by common control approximately $2,700 and $57,000 for cost of goods sold, and $1,900 and $5,300 for general and administrative expenses. At December 31, 2008 we owed $40,000 to an officer for due on demand, non-interest bearing working capital advances, which was repaid in 2009.

Our operating equipment is stored in Kansas on property owned by our majority shareholders, Mr. and Mrs. Tedesco.

Atoka Coal Labs, a company owned by Mr. and Mrs. Tedesco, has leased us its drilling rig on a perpetual basis at the lease rate of $2,500 per month.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $15,000 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $7,500 for the period ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)          (1) FINANCIAL STATEMENTS
(2) SCHEDULES
(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT	DESCRIPTION

2.1*	Share Exchange Agreement dated September 30, 2009

3.1 * *	Articles of Incorporation

3.2 **	Bylaws

10.1*	Equipment Lease Agreement

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

*     Previously filed with Form 8-K, September 30, 2009

** Previously filed with Form SB-2 Registration Statement, January 24, 2008.

(b)                 Reports on Form 8-K. No report under cover of Form 8-K was filed for the fourth fiscal quarter of 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2010.

CST HOLDING CORP.

By:	/s/ Christine Tedesco
Christine Tedesco
Chief Executive Officer, Chief Financial Officer, and President (principal executive officer) (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 7, 2010	By:	/s/ Christine Tedesco
Christine Tedesco
Director

Date: April 7, 2010	By:	/s/ Michael Thomsen
Michael Thomsen
Director