Form 10-Q
period 2010-03-31
CST HOLDING CORP.
filed 2010-05-07
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 9,696,000.

FORM 10-Q
CST Holding Corp.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to CST Holding Corp. and our wholly-owned subsidiary, CST Oil & Gas Corporation.

ITEM 1.  FINANCIAL STATEMENTS

CST HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operations	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

CST HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	Mar. 31, 2010 (Unaudited)

ASSETS

Current assets
Cash	$38,563	$3,969
Related party receivables	-	75,428
Total current assets	38,563	79,397

Fixed assets	66,442	88,830
Accumulated depreciation	(8,409)	(12,104)
	58,033	76,726

Total Assets	$96,596	$156,123

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$29,766	$22,752
Total current liabilities	29,766	22,752

Total Liabilities	29,766	22,752

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,696,000 shares issued and outstanding	9,696	9,696
Additional paid in capital	90,489	90,489
Retained earnings (deficit)	(33,355)	33,186

Total Stockholders' Equity	66,830	133,371

Total Liabilities and Stockholders' Equity	$96,596	$156,123

The accompanying notes are an integral part of the financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Sales (net of returns) - related party	$70,365	$294,528
Cost of goods sold	20,730	7,500

Gross profit	49,635	287,028

Operating expenses:
Depreciation		3,695
General and administrative	65,976	207,795
	65,976	211,490

Income (loss) from operations	(16,341)	75,538

Other income (expense):		7,638
	-	7,638

Income (loss) before
provision for income taxes	(16,341)	83,176

Provision for income tax	-	16,635

Net income (loss)	$(16,341)	$66,541

Net income (loss) per share
(Basic and fully diluted)	$(0.16)	$0.01

Weighted average number of
common shares outstanding	100,000	9,696,000

The accompanying notes are an integral part of the financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(16,341)	$66,541

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation		3,695
Accounts receivable		(75,428)
Accrued payables		(7,014)
Net cash provided by (used for)
operating activities	(16,341)	(12,206)

Cash Flows From Investing Activities:
Fixed assets	-	(22,388)
Net cash provided by (used for)
investing activities	-	(22,388)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Financing Activities:
Distributions	(20,000)
Net cash provided by (used for)
financing activities	(20,000)	-

Net Increase (Decrease) In Cash	(36,341)	(34,594)

Cash At The Beginning Of The Period	63,150	38,563

Cash At The End Of The Period	$26,809	$3,969

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

CST HOLDING CORP.
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

CST HOLDING CORP.
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

CST HOLDING CORP.
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

Our address is 7060 B South Tucson Way, Centennial, Colorado 80112.  Our telephone number is 303-617-7531.

Results of Operations

The following presents, for comparison purposes, the results of our consolidated operations, including the operations of CST Oil & Gas Corporation, as if this subsidiary had been a part of our company for the entire period in 2009. In fact, we acquired CST Oil and Gas Corporation on September 30, 2009.

For the fiscal quarter ended March 31, 2010 our revenue was $294,528.  In comparison for the fiscal quarter ended March 31, 2009 our revenue was $70,365. All sales for the relevant periods were to domestic companies under common control of our officers.

For the fiscal quarter ended March 31, 2010 our cost of goods sold was $7,500.  In comparison for the fiscal quarter ended March 31, 2009 our cost of goods was $20,730.

Operating expenses, which consisted solely of general and administrative expenses, were $211,490 and $65,976, respectively for the fiscal quarters ended March 31, 2010 and 2009. The major component of general and administrative expenses for both periods was salaries.

For the fiscal quarter ended March 31, 2010 we had a profit of $66,541 ($0.01 per share).  In comparison for the fiscal quarter ended March 31, 2009 we had a net loss of $16,341 ($0.16 per share).

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

Liquidity and Capital Resources.

As of March 31, 2010, we had cash or cash equivalents of $3,969. As of March 31, 2009, we had cash or cash equivalents of $26,809.

For the fiscal quarters ended March 31, 2010 and 2009 net cash used for operating activities was $12,206 and $16,341, respectively.

For the fiscal quarters ended March 31, 2010 and 2009 net cash used for investing activities was  $22,388 and  $-0- respectively. The funds were used to purchase fixed assets utilized in our business.

For the fiscal quarter ended March 31, 2010 net cash used for or provided by financing activities was $-0- , while for the fiscal quarter ended March 31, 2009 we had net cash used for financing activities of $20,000. These cash flows were related to distributions.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We have adopted this pronouncement.

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

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which, as of March 31, 2010, 9,696,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

* Previously filed with Form SB-2 Registration Statement, January 24, 2008.

** Previously filed with Form 8-K on September 30, 2009

Reports on Form 8-K

We filed one Form 8K for the fiscal quarter ended March 31, 2010, on January 25, 2010, relating to our  name change and appointment of a director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2010.

WHISTLEPIG ENTERPRISES, INC.

By:	/s/ Christine Tedesco
Christine Tedesco
Chief Executive and Financial and Accounting officer Officer and President