Form 10-Q
period 2010-06-30
CST HOLDING CORP.
filed 2010-08-06
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2010, was 9,696,000.

FORM 10-Q

CST Holding Corp.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to CST Holding Corp. and our wholly-owned subsidiary, CST Oil & Gas Corporation.

ITEM 1.  FINANCIAL STATEMENTS

CST HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2010

CST HOLDING CORP.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

CST HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	June 30, 2010 (Unaudited)

ASSETS

Current assets
Cash	$38,563	$-
Related party receivables	-	75,428
Total current assets	38,563	75,428

Fixed assets	66,442	222,230
Accumulated depreciation	(8,409)	(13,849)
	58,033	208,381

Total Assets	$96,596	$283,809

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$3,559
Accrued payables	29,766	87,203
Total current liabilities	29,766	90,762

Total Liabilities	29,766	90,762

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,696,000 shares issued and outstanding	9,696	9,696
Additional paid in capital	90,489	90,489
Retained earnings (deficit)	(33,355)	92,862

Total Stockholders' Equity	66,830	193,047

Total Liabilities and Stockholders' Equity	$96,596	$283,809

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Sales (net of returns) - related party	$131,397	$319,293	$201,762	$613,821
Cost of goods sold	5,353	22,735	26,123	30,235

Gross profit	126,044	296,558	175,639	583,586

Operating expenses:
Depreciation	657	1,745	657	5,440
General and administrative	59,480	221,366	124,759	429,161
	59,480	223,111	125,416	434,601

Income (loss) from operations	66,564	73,447	50,223	148,985

Other income (expense):
Other income	-	1,148		8,786
	-	1,148	-	8,786

Income (loss) before
provision for income taxes	66,564	74,595	50,223	157,771

Provision for income tax	-	(14,919)	-	(31,554)

Net income (loss)	$66,564	$89,514	$50,223	$126,217

Net income (loss) per share
(Basic and fully diluted)	$0.67	$0.01	$0.50	$0.01

Weighted average number of
common shares outstanding	100,000	9,696,000	100,000	9,696,000

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$50,223	$126,217

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	657	5,440
Accounts receivable		(75,428)
Prepaid expenses	2,197
Bank overdraft		3,559
Accrued payables		57,437
Net cash provided by (used for)
operating activities	53,077	117,225

Cash Flows From Investing Activities:
Fixed assets	(24,442)	(155,788)
Net cash provided by (used for)
investing activities	(24,442)	(155,788)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Cash Flows From Financing Activities:
Distributions	(20,000)
Net cash provided by (used for)
financing activities	(20,000)	-

Net Increase (Decrease) In Cash	8,635	(38,563)

Cash At The Beginning Of The Period	63,150	38,563

Cash At The End Of The Period	$71,785	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

For the fiscal quarter ended June 30, 2010 our revenue was $319,293.  In comparison for the fiscal quarter ended June 30, 2009 our revenue was $131,397.  We had revenues of $613,821                     for the six months ending June 30, 2010, compared to revenues of $201,762 for the six months ending June 30, 2009. We have significantly increased our activity from the prior year. All sales for the relevant periods were to domestic companies under common control of our officers.

For the fiscal quarter ended June 30, 2010 our cost of goods sold was $22,735.  In comparison for the fiscal quarter ended June 30, 2009 our cost of goods was $5,353.  For the six months ending June 30, 2010, we had cost of goods of $30,235 and $26,123 for the six months ending June 30, 2009.

We had gross profit of $296,558 for the fiscal quarter ending June 30, 2010, compared to $126,044 for the fiscal quarter ending June 30, 2009. We had gross profit of $583,586 for the six months ending June 30, 2010, compared to $175,639 for the six months ending June 30, 2009.

Operating expenses, which consisted primarily of general and administrative expenses, were $223,111 and $59,480 respectively for the fiscal quarters ended June 30, 2010 and 2009, and $434,601 and $125,416 respectively for the six months ended June 30, 2010 and 2009. The major component of general and administrative expenses for both periods was salaries.

For the fiscal quarter ended June 30, 2010 we had net income of $89,514.  In comparison for the fiscal quarter ended June 30, 2009 we had net income of $66,564. For the six months ended June 30, 2010 we had net income of $126,217.  In comparison for the six months ended June 30, 2009 we had net income of $50,223.

Our principal source of liquidity is our revenues. We expect variation in revenues to account for the difference between a profit and a loss and for the size of our profit. Also business activity is closely tied to the U.S. petroleum business.

In any case, we try to operate with minimal overhead. Our primary activity will be to develop our sales. If we succeed in generating sufficient sales, we will continue to be profitable. We cannot guarantee that this will continue to occur. However, our plan is to build our company in any manner which will be successful.

Liquidity and Capital Resources.

As of June 30, 2010, we had cash or cash equivalents of $-0-. As of June 30, 2009, we had cash or cash equivalents of $71,785.

For the six months ended June 30, 2010 and 2009 net cash provided by operating activities was $117,225 and $53,077, respectively.

For the six months ended June 30, 2010 and 2009 net cash used for investing activities was $155,788 and $24,442 respectively. The funds were used to purchase fixed assets utilized in our business.

For the six months ended June 30, 2010 net cash used for financing activities was $-0- , while for the six months ended June 30, 2009 we had net cash used for financing activities of $20,000.

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

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which, as of June 30, 2010, 9,696,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

EXHIBIT	DESCRIPTION

2.1 **	Share Exchange Agreement dated June 30, 2010
3.1 *	Articles of Incorporation
3.2 *	Bylaws
10.1**	Drilling Rig Contract
31.1	Certification of CEO/CFO pursuant to Section 302
32.1	Certification of CEO/CFO pursuant to Section 906

* Previously filed with Form SB-2 Registration Statement, January 24, 2008.

** Previously filed with Form 8-K on September 30, 2009

Reports on Form 8-K

We filed no reports under cover of Form 8K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2010.

CST HOLDING CORP.

By:	/s/ Christine Tedesco
Christine Tedesco
Chief Executive and Financial and Accounting Officer and President