Form 10-Q
period 2010-09-30
CST HOLDING CORP.
filed 2010-11-15
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September 30, 2010, was 9,696,000.

FORM 10-Q

CST Holding Corp.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to CST Holding Corp. and our wholly-owned subsidiary, CST Oil & Gas Corporation.

ITEM 1.  FINANCIAL STATEMENTS

CST HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2010

CST HOLDING CORP.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	1
Consolidated statements of operations	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

CST HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	Sept.30, 2010 (Unaudited)

ASSETS

Current assets
Cash	$38,563	$48,892
Related party receivables	-	242,216
Total current assets	38,563	291,108

Fixed assets	66,442	240,078
Accumulated depreciation	(8,409)	(20,841)
	58,033	219,237

Total Assets	$96,596	$510,345

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Income taxes payable	-	79,059
Accrued payables	29,766	51,623
Total current liabilities	29,766	130,682

Total Liabilities	29,766	130,682

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,696,000 shares issued and outstanding	9,696	9,696
Additional paid in capital	90,489	90,489
Retained earnings (deficit)	(33,355)	279,478

Total Stockholders' Equity	66,830	379,663

Total Liabilities and Stockholders' Equity	$96,596	$510,345

The accompanying notes are an integral part of the financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2010	Spet. 30, 2009	Sept. 30, 2010

Sales (net of returns) - related party	$119,396	$495,682	$321,158	$1,109,503
Cost of goods sold	30,000	5,000	56,123	35,235

Gross profit	89,396	490,682	265,035	1,074,268

Operating expenses:
Depreciation	1,222	6,992	1,879	12,432
General and administrative	79,095	343,727	223,234	679,582
	79,095	350,719	225,113	692,014

Income (loss) from operations	10,301	139,963	39,922	382,254

Other income (expense):
Other income	-	-		8,786
	-	-	-	8,786

Income (loss) before
provision for income taxes	10,301	139,963	39,922	391,040

Provision for income tax	-	(46,653)	-	(78,207)

Net income (loss)	$10,301	$186,616	$39,922	$312,833

Net income (loss) per share
(Basic and fully diluted)	$0.10	$0.02	$0.40	$0.03

Weighted average number of
common shares outstanding	100,000	9,696,000	100,000	9,696,000

The accompanying notes are an integral part of the financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$39,922	$312,833

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	1,879	12,432
Accounts receivable	(37,717)	(242,216)
Prepaid expenses	2,197	21,857
Accrued payables	33,109	79,059
Net cash provided by (used for)
operating activities	39,390	183,965

Cash Flows From Investing Activities:
Fixed assets	(24,442)	(173,636)
Net cash provided by (used for)
investing activities	(24,442)	(173,636)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2010

Cash Flows From Financing Activities:
Sale of common stock	44	-
Distributions	(50,000)	-
Net cash provided by (used for)
financing activities	(49,956)	-

Net Increase (Decrease) In Cash	(35,008)	10,329

Cash At The Beginning Of The Period	63,150	38,563

Cash At The End Of The Period	$28,142	$48,892

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of CST Holding Corp. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

For the three months ended September 30, 2010 our revenue was $495,682.  In comparison for the three months ended September 30, 2009 our revenue was $119,396.  We had revenues of $1,109,503 for the nine months ending September 30, 2010, compared to revenues of $321,158 for the nine months ending September 30, 2009. We have significantly increased our activity from the prior year. All sales for the relevant periods were to domestic companies under common control of our officers.

For the three months ended September 30, 2010 our cost of goods sold was $5,000.  In comparison for the three months ended September 30, 2009 our cost of goods was $30,000.  For the nine months ending September 30, 2010, we had cost of goods of $35,235 and $56,123 for the nine months ending September 30, 2009.

We had gross profit of $490,682 for the three months ending September 30, 2010, compared to $89,396 for the three months ending September 30, 2009. We had gross profit of $1,074,268 for the nine months ending September 30, 2010, compared to $265,035 for the nine months ending September 30, 2009.

Operating expenses, which consisted primarily of general and administrative expenses, were $350,719 and $79,095 respectively for the three months ended September 30, 2010 and 2009, and $692,014 and $225,113 respectively for the nine months ended September 30, 2010 and 2009. The major component of general and administrative expenses for both periods was salaries.

For the three months ended September 30, 2010 we had net income of $186,616.  In comparison for the three months ended September 30, 2009 we had net income of $10,301. For the nine months ended September 30, 2010 we had net income of $312,833.  In comparison for the nine months ended September 30, 2009 we had net income of $39,922.

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

Liquidity and Capital Resources.

As of September 30, 2010, we had cash or cash equivalents of $48,892. As of September 30, 2009, we had cash or cash equivalents of $28,142.

For the nine months ended September 30, 2010 and 2009 net cash provided by operating activities was $183,965 and $39,390, respectively.

  For the nine months ended September 30, 2010 and 2009 net cash used for investing activities was $173,636 and $24,442  respectively. The funds were used to purchase fixed assets utilized in our business.

For the nine months ended September 30, 2010 net cash used for financing activities was $-0- , while for the nine months ended September 30, 2009 we had net cash used for financing activities of $49,956.

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

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which, as of September 30, 2010, 9,696,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Further, our Articles of Incorporation authorizes 1,000,000 shares of preferred stock, $0.10 par value per share. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

* Previously filed with Form SB-2 Registration Statement, January 24, 2008.

** Previously filed with Form 8-K on September 30, 2009

Reports on Form 8-K

We filed no reports under cover of Form 8K for the fiscal quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2010.

CST HOLDING CORP.

By:	/s/ Christine Tedesco
Christine Tedesco
Chief Executive and Financial and Accounting Officer and President