Form 10-K
period 2010-12-31
CST HOLDING CORP.
filed 2011-03-30
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the last sales of its common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $1,620,000.

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

Our address is 7060 B South Tucson Way, Centennial, Colorado 80112.  Our telephone number is 303-617-7531.

Organization

We are comprised of one corporation with one wholly-owned subsidiary, CST Oil & Gas Corporation.

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

Backlog

At December 31, 2010, we had no backlogs.

Employees

As of December 31, 2010, we had five employees. All of these employees are salaried administrative or supervisory employees. The rest of our employees are hourly employees, the majority of whom operate or maintain our drilling rig, workover rigs and rig-hauling trucks. The number of hourly employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employees are subject to collective bargaining arrangements.

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

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which, as of December 31, 2010, 9,696,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our Drilling Rig

As of December 31, 2010, our drilling rig fleet consisted of one workover rig, which we market on a continuous basis. At the present time, this workover rig operates on a term contract of one year.   We currently have no workover rigs held in inventory. Our rig is located in Bourbon County, Kansas.  Our operating equipment is stored in Kansas on property owned by our majority shareholders, Mr. and Mrs. Tedesco.

Atoka Coal Labs, a company owned by Mr. and Mrs. Tedesco, has leased us its drilling rig on a perpetual basis at the lease rate of $2,500 per month.

Other Equipment and Property

As of December 31, 2010, we owned a fleet of two trucks and related transportation equipment that we use to transport our men and equipment to and from drilling sites. By owning our own trucks, we reduce the cost of equipment moves, downtime between workover rig moves and general wear and tear on our rig.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Holders

    As of December 31, 2010, there were 38 record holders of our common stock, and there were 9,696,000 shares of our common stock issued and outstanding.  As of April, 2010, our common stock became trading on the Over-the-Counter Bulletin Board under the trading symbol CSTV but there is no extensive history of trading. We had no public market for our common stock in 2009 or the first fiscal quarter of 2010.

    On  March  9 , 2011, the closing bid price of our common stock in the OTC Bulletin Board was $.16 per share and our volume was 5000 shares.

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

Results of Operations

    The following presents, for comparison purposes, the results of our consolidated operations, including the operations of CST Oil & Gas Corporation, as if this subsidiary had been a part of our company throughout the entire fiscal year 2009. In fact, we acquired CST Oil and Gas Corporation on September 30, 2009.

    For the year ended December 31, 2010 our sales were $1,249,989.  In comparison the period ended December 31, 2009 our sales were $488,540. All sales in 2010 and 2009 were to domestic companies under common control of our officers. We had a significant increase in the number and scope of our projects in 2010, compared to 2009.

    For the year ended December 31, 2010 our cost of goods sold was $566,158.  In comparison the period ended December 31, 2009 our cost of goods sold was $314,772.

    Operating expenses, which consisted primarily of general and administrative expenses, were $582,219 and $111,477 respectively for the periods ended December 31, 2010 and 2009. The major component of general and administrative expenses for both 2010 and 2009 was salaries. The significant increase in 2010 over 2009 was directly related to higher operating costs and purchase of equipment related to our increased sales.

    For the year ended December 31, 2010 we had net income of $70,458.  In comparison for the period ended December 31, 2009 we had a profit of $61,439. The higher operating costs and provisions for income tax resulted in a lower profit margin in 2010, compared to 2009.

    Our principal source of liquidity is our sales. We expect variation in sales to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. petroleum business. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business and our ability to generate sales.

    In any case, we try to operate with minimal overhead. Our primary activity will be to develop our sales. If we succeed in generating sufficient sales, we will continue to be profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Liquidity and Capital Resources.

    As of December 31, 2010, we had cash or cash equivalents of $5,711. As of December 31, 2009, we had cash or cash equivalents of $38,563.

    For the periods ended December 31, 2010 and 2009 net cash provided by operating activities was $140,784 and $101,811, respectively.

    For the periods ended December 31, 2010 and 2009 net cash used for investing activities was $173,636 and $66,442 respectively. The funds were used to purchase fixed assets utilized in our business.

    For the year ended December 31, 2010 net cash used for or provided by financing activities was $-0-, while for the period ended December 31, 2009 we had net cash provided by financing activities of $59,956. These cash flows were all related to borrowings from a related party and a repayment of those borrowings.

    Over the next twelve months we do not expect any material capital costs.  We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to remain profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital,

Off-Balance Sheet Arrangements

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

Recently Issued Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that began after December 15, 2005. We adopted this pronouncement in all of our filings.

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

FINANCIAL STATEMENTS

December 31, 2009 and 2010

CST HOLDING CORP.

 Financial Statements

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
CST Holding Corp.
Centennial, Colorado

I have audited the accompanying consolidated balance sheets of CST Holding Corp. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CST Holding Corp. as of December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 25, 2011	RONALD R. CHADWICK, P.C.

CST HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	Dec. 31, 2010

ASSETS

Current assets
Cash	$38,563	$5,711
Accounts receivable - related party (net)	-	24,350
Total current assets	38,563	30,061

Fixed assets	66,442	240,078
Accumulated depreciation	(8,409)	(41,983)
	58,033	198,095

Total Assets	$96,596	$228,156

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$13,649	$11,068
Related party payables	10,000	42,529
Deferred income tax liability	852	32,310
Other	5,265	5,265
Total current liabilties	29,766	91,172

Total Liabilities	29,766	91,172

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,000,000 (2008) and 9,696,000 (2009)
shares issued and outstanding	9,696	9,696
Additional paid in capital	90,489	90,489
Retained earnings (deficit)	(33,355)	36,799

Total Stockholders' Equity	66,830	136,984

Total Liabilities and Stockholders' Equity	$96,596	$228,156

The accompanying notes are an integral part
of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2009	Dec. 31, 2010

Sales (net of returns) - related party	$488,540	$1,249,989
Cost of sales	314,772	566,158

Gross profit	173,768	683,831

Operating expenses:
Depreciation	8,409	33,574
General and administrative	103,068	548,645
	111,477	582,219

Income (loss) from operations	62,291	101,612

Other income (expense):
	-	-

Income (loss) before
Provision for income taxes	62,291	101,612

Provision for income tax:
Current	-	-
Deferred	852	31,458
	852	31,458

Net income (loss)	$61,439	$70,154

Net income (loss) per share
(Basic and fully diluted)	$0.01	$0.01

Weighted average number of
common shares outstanding	8,424,000	8,424,000

The accompanying notes are an integral part
of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Retained	Stock-
		Amount	Paid in	Earnings	holders'
	Shares	($.001 Par)	Capital	(Deficit)	Equity

Balances at December 31, 2008	8,000,000	$8,000	$92,141	$(74,794)	$25,347

Distributions				(20,000)	(20,000)

Outstanding stock of Whistlepig Ent Inc.
counted as issued for Whistlepig
Enterprises Inc. net assets
in reverse acquisition	1,696,000	1,696	(1,652)		44

Net income (loss) for the year				61,439	61,439

Balances at December 31, 2009	9,696,000	$9,696	$90,489	$(33,355)	$66,830

Net income (loss) for the year				70,154	70,154

Balances at December 31, 2010	9,696,000	$9,696	$90,489	$36,799	$136,984

The accompanying notes are an integral part
of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$61,439	$70,154

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	8,409	33,574
Bad debt expense	-	182,260
Prepaid expenses	2,197	-
Accrued receivable	-	(206,610)
Accrued payables	29,766	61,406
Net cash provided by (used for)
operating activities	101,811	140,784

Cash Flows From Investing Activities:
Fixed assets	(66,442)	(173,636)
Net cash provided by (used for)
investing activities	(66,442)	(173,636)

(Continued On Following Page)

The accompanying notes are an integral part
of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2009	Dec. 31, 2010

Cash Flows From Financing Activities:
Related party payable - borrowings	(40,000)	-
Paid in capital	44	-
Distributions	(20,000)	-
Net cash provided by (used for)
financing activities	(59,956)	-

Net Increase (Decrease) In Cash	(24,587)	(32,852)

Cash At The Beginning Of The Period	63,150	38,563

Cash At The End Of The Period	$38,563	$5,711

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part
of the consolidated financial statements.

CST HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Whistlepig Enterprises, Inc. (“Whistlepig”) was incorporated May 30, 2007 in the State of Colorado. CST Oil and Gas Corporation were incorporated in the State of Colorado on May 8, 1985. Effective September 30, 2009 Whistlepig was acquired by CST Oil and Gas Corporation in a transaction classified as a reverse acquisition. Whistlepig concurrently changed its name to CST Holding Corp. The financial statements represent the activity of CST Oil and Gas Corporation from December 31, 2007 forward, and the consolidated activity of CST Oil and Gas Corporation and Whistlepig from September 30, 2009 forward. CST Oil and Gas Corporation and Whistlepig are hereinafter referred to collectively as the "Company". The Company sells oil and gas field workover services. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 the Company had no balance in its allowance for doubtful accounts, and at December 31, 2010 the Company had $181,693 in its allowance for doubtful accounts from unpaid related party receivables, with a corresponding 2010 bad debt expense of $181,693.

CST HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company had no advertising costs in 2009 and $518 in 2010.

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

CST HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

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

NOTE 2. RELATED PARTY TRANSACTIONS

All Company sales in 2009 and 2010 of $488,540 and $1,249,989 were to companies related by common control, and the Company paid companies related by common control approximately $57,000 and $107,000 for cost of sales. At December 31, 2008 the Company owed $40,000 to an officer for due on demand, non-interest bearing working capital advances which were repaid in 2009, and the Company’s net accounts receivable at end 2010 of $24,250 were due from a related party company. The Company in 2010 purchased a truck for $87,500 from a company related by common control.

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

CST HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

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

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

Prior to 2009, and for the first nine months of 2009 the Company operated as an S-corporation, was a pass-through entity for federal income tax purposes and paid no income tax at the corporate level.

The Company accounts for income taxes pursuant to ASC 740. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2009	2010
Deferred tax liability arising from:

Temporary book/tax timing
differences – accelerated depreciation

	$852	$32,310

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	December 31,	December 31,
	2009	2010

Tax at federal statutory rate (15 - 34%)	$10,573	$22,879
State income tax (5%)	3,115	5,080
Other – subsequent year adj	-	3,499
S-Corp & book to tax differences	(12,836)	(31,458)
Income tax – current	$-	$-
Income tax - deferred	$852	$31,458

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2010.

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

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Officers and Directors

The following tables set forth information regarding the Company’s current executive officers and directors as of December 31, 2010.

Name	Age	Position

Christine Tedesco	58	President, Chief Executive and Financial Officer, Treasurer and Director

Michael Thomsen	57	Executive Vice President, Secretary, and Director

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

Term of Office

The Company’s directors are appointed to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Colorado Revised Statutes.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our knowledge, based solely on our review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely complied with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2010, for: (i) each person who we know beneficially owns more than 5% of our Common Stock; (ii) each of our Directors; (iii) each of our Officers and (iv) all of our Directors and Executive Officers as a group.  As of December 31, 2010, (the “Record Date”), there were 9,696,000 shares of the Company’s common stock issued and outstanding.    Each stockholder’s percentage ownership is based on 9,696,000 shares of our common stock outstanding as of December 31, 2010. Except as otherwise indicated, the address of each of the persons in this table is 7060 B South Tucson Way, Centennial, Colorado 80112.

	Amount and Nature of Beneficial
	Ownership
Name of Beneficial Owner	Shares	Derivatives Exercisable Within 60 Days	Percent of Class

Directors and Executive Officers
Christine Tedesco(1)	8,200,000	0	84.60%

Michael Thomsen	0	0	0

Steven A. Tedesco(1)	8,200,000	0	84.60%

All executive officers and directors as a group (2 persons)	8,200,000	0	84.60%
______________

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

            All of our sales in 2009 and 2010 of $488,540 and $1,249,989 were to companies related by common control to us through our major shareholders, Mr. and Mrs. Tedesco. We paid these companies related by common control approximately $57,000 and $107,000 for cost of sales.

At December 31, 2008 we owed $40,000 to one of our officers, which was due on demand. These were non-interest bearing working capital advances which were repaid in 2009. At the end of 2010, we had net accounts receivable of $24,250 due from a related party company.

We purchased a truck in 2010 for $87,500 from a company related by common control.

Our operating equipment is stored in Kansas on property owned by our majority shareholders, Mr. and Mrs. Tedesco.

Atoka Coal Labs, a company owned by Mr. and Mrs. Tedesco, has leased us its drilling rig on a perpetual basis at the lease rate of $2,500 per month.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $9,500 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $9,500 for the period ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

*     Previously filed with Form 8-K, September 30, 2009

** Previously filed with Form SB-2 Registration Statement, January 24, 2008.

(b)   Reports on Form 8-K. No report under cover of Form 8-K was filed for the fourth fiscal quarter of 2010.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

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

Date: March 30, 2011	By:	/s/ Christine Tedesco
Christine Tedesco
Director

Date: March 30, 2011	By:	/s/ Michael Thomsen
Michael Thomsen
Director