Form 10-Q
period 2011-03-31
CST HOLDING CORP.
filed 2011-05-10
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2011

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2011, was 9,696,000.

FORM 10-Q

CST Holding Corp.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to CST Holding Corp. and our wholly-owned subsidiary, CST Oil & Gas Corporation.

ITEM 1.  FINANCIAL STATEMENTS

CST HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2011

CST HOLDING CORP.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

CST HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2010	Mar. 31, 2011 (Unaudited)

ASSETS

Current assets
Cash	$5,711	$6,795
Accounts receivable - related party (net)	24,350	131,381
Total current assets	30,061	138,176

Fixed assets	240,078	260,078
Accumulated depreciation	(41,983)	(53,270)
	198,095	206,808

Total Assets	$228,156	$344,984

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$11,068	$67,346
Related party payables	42,529	20,000
Deferred income tax liability	32,310	31,597
Other	5,265	5,265
Total current liabilties	91,172	124,208

Total Liabilities	91,172	124,208

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,696,000 shares issued
and outstanding	9,696	9,696
Additional paid in capital	90,489	90,489
Retained earnings (deficit)	36,799	120,591

Total Stockholders' Equity	136,984	220,776

Total Liabilities and Stockholders' Equity	$228,156	$344,984

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2011

Sales (net of returns) - related party	$294,528	$387,562
Cost of goods sold	7,500	150,421

Gross profit	287,028	237,141

Operating expenses:
Depreciation	3,695	11,287
General and administrative	207,795	127,275
	211,490	138,562

Income (loss) from operations	75,538	98,579

Other income (expense):
Other income	7,638	-
	7,638	-

Income (loss) before
provision for income taxes	83,176	98,579

Provision for income tax	16,635	14,787

Net income (loss)	$66,541	$83,792

Net income (loss) per share
(Basic and fully diluted)	$0.01	$0.01

Weighted average number of
common shares outstanding	9,696,000	9,696,000

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$66,541	$83,792

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	3,695	11,287
Accounts receivable	(75,428)	(107,031)
Prepaid expenses	(7,014)	-
Accrued payables	-	33,036
Net cash provided by (used for)
operating activities	(12,206)	21,084

Cash Flows From Investing Activities:
Fixed assets	(22,388)	(20,000)
Net cash provided by (used for)
investing activities	(22,388)	(20,000)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2011

Cash Flows From Financing Activities:
Sale of common stock	-	-
Distributions	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(34,594)	1,084

Cash At The Beginning Of The Period	38,563	5,711

Cash At The End Of The Period	$3,969	$6,795

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured.

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

Our address is 7060 B South Tucson Way, Centennial, Colorado 80112.  Our telephone number is 303-617-7531.

Results of Operations

The following presents, for comparison purposes, the results of our consolidated operations, including the operations of CST Oil & Gas Corporation.

For the fiscal quarter ended March 31, 2011 our revenue was $387,562.  In comparison for the fiscal quarter ended March 31, 2010 our revenue was $294,528. All sales for the relevant periods were to domestic companies under common control of our officers.

For the fiscal quarter ended March 31, 2011 our cost of goods sold was $150,421.  In comparison for the fiscal quarter ended March 31, 2010 our cost of goods was $7,500.

Operating expenses, which consisted primarily of general and administrative expenses, were $138,562 and $211,490 respectively for the fiscal quarters ended March 31, 2011 and 2010. The major component of general and administrative expenses for both periods was salaries.

For the fiscal quarter ended March 31, 2011 we had a profit of $83,792($0.01 per share).  In comparison for the fiscal quarter ended March 31, 2010 we had a profit of $66,541 ($0.01 per share).

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

Liquidity and Capital Resources.

As of March 31, 2011, we had cash or cash equivalents of $6,795. As of March 31, 2010, we had cash or cash equivalents of $3,969.

For the fiscal quarter ended March 31, 2011 net cash provided by operating activities was $21,084 compared to net cash used for operating activities of $12,206 for the fiscal quarter ended March 31, 2010.

For the fiscal quarters ended March 31, 2011 and 2010 net cash used for investing activities was $20,000 and  $22,388 respectively. The funds were used to purchase fixed assets utilized in our business.

For both fiscal quarters ended March 31, 2011 and 2010 net cash used for financing activities was $-0-.

Over the next twelve months we do not expect any material capital costs to develop operations.  We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to remain profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which, as of March 31, 2011, 9,696,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

EXHIBIT	DESCRIPTION

2.1 **	Share Exchange Agreement dated March 31, 2011

3.1 *	Articles of Incorporation

3.2 *	Bylaws

10.1**	Drilling Rig Contract

31.1	Certification of CEO/CFO pursuant to Section 302

32.1	Certification of CEO/CFO pursuant to Section 906

* Previously filed with Form SB-2 Registration Statement, January 24, 2008.

** Previously filed with Form 8-K on September 30, 2009

Reports on Form 8-K

We filed no report under cover of Form 8K for the fiscal quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2011.

CST HOLDING CORP.

By:	/s/ Christine Tedesco
Christine Tedesco
Chief Executive and Financial and Accounting Officer and President