Form 10-Q
period 2011-06-30
CST HOLDING CORP.
filed 2011-08-15
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53095

CST HOLDING CORP.
 (Exact Name of Registrant as specified in its charter)

Colorado	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3435 Ocean Park Blvd.
Santa Monica	90405
(Address of principal executive offices)	(zip code)

(310) 807-1765
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 8, 2011, was 18,494,672.

FORM 10-Q

CST Holding Corp.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CST HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2011

CST HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31,	June 30, 2011
	2010	(Unaudited)
ASSETS
Current assets
Cash	$5,711	$30,564
Accounts receivable - related party (net)	24,350	470,885
Total current assets	30,061	501,449

Fixed assets	240,078	260,078
Accumulated depreciation	(41,983)	(65,223)
	198,095	194,855
Total Assets	$228,156	$696,304

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$11,068	$85,824
Related party payables	42,529	20,000
Income tax liability	32,310	183,319
Other	5,265	5,265
Total current liabilities	91,172	294,408
Total Liabilities	91,172	294,408
Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 9,696,000 shares issued and outstanding	9,696	9,696
Additional paid in capital	90,489	90,489
Retained earnings (deficit)	36,799	301,711
Total Stockholders' Equity	136,984	401,896
Total Liabilities and Stockholders' Equity	$228,156	$696,304

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Sales (net of returns) - related party	$319,293	$663,380	$613,821	$1,050,942
Cost of goods sold	128,391	221,589	210,762	457,178
Gross profit	190,902	441,791	403,059	593,764

Operating expenses:
Depreciation	1,745	11,953	5,440	23,240
General and administrative	85,872	94,136	248,634	136,243
	87,617	106,089	254,074	159,483
Income (loss) from operations	103,285	335,702	148,985	434,281

Other income (expense):
Other income	1,148	-	8,786	-
	1,148	-	8,786	-
Income (loss) before provision for income taxes	104,433	335,702	157,771	434,281

Provision for income tax	14,919	154,582	31,554	169,369
Net income (loss)	$89,514	$181,120	$126,217	$264,912

Net income (loss) per share
(Basic and fully diluted)	$0.01	$0.02	$0.01	$0.03
Weighted average number of common shares outstanding	9,696,000	9,696,000	9,696,000	9,696,000

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$126,217	$264,912
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	5,440	23,240
Accounts receivable	(75,428)	(446,535)
Bank overdraft	3,559	-
Accrued payables	57,437	203,236
Net cash provided by (used for) operating activities	117,225	44,853

Cash Flows From Investing Activities:
Fixed assets	(155,788)	(20,000)
Net cash provided by (used for) investing activities	(155,788)	(20,000)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Cash Flows From Financing Activities:

	-	-
Net cash provided by (used for) financing activities	-	-
Net Increase (Decrease) In Cash	(38,563)	24,853
Cash At The Beginning Of The Period	38,563	5,711
Cash At The End Of The Period	$-	$30,564

Schedule Of Non-Cash Investing And Financing Activities
None
Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

CST HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CST Oil and Gas Corporation, the Company’s operating subsidiary, was incorporated in the State of Colorado on May 8, 1985. The Company sells oil and gas field workover services. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 of Part I in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

Overview

We were incorporated as a Colorado corporation on May 30, 2007.  On July 27, 2011, we merged with Webxu, Inc., a Delaware corporation (“Webxu”).  Thus, our main business is no longer oil and gas.  We are now a media company that acquires and integrates consumer-oriented businesses in the customer acquisition and e-commerce categories with a focus on operational improvement and augmenting of management resources.  In connection with the merger, Bonus Interactive Inc., a Delaware corporation, became a wholly owned subsidiary in addition to CST Oil & Gas Corporation, through which we operate our oil and gas business.

In connection with the Webxu merger, we plan to spin out and transfer CST Oil & Gas Corporation to our former majority shareholders, Steven Tedesco and Christine Tedesco.  The spinout is expected to occur promptly after we fulfill our obligations under the SEC rules relating to notification of shareholders for actions taken by written consent, which we currently anticipate to be in September 2011.

Results of Operations

The following presents, for comparison purposes, the results of our consolidated operations, including the operations of CST Oil & Gas Corporation.

Comparison of Three Months Ended June 30, 2011 and 2010

For the fiscal quarter ended June 30, 2011, our revenue was $663,380.  In comparison, our revenue was $319,293 for the fiscal quarter ended June 30, 2010.  All sales for the relevant periods were to domestic companies under common control of the officers who were in place during such quarters.  The increase is attributable to an increase in drilling workover services as we had commitments to service 8 more wells in the second quarter of 2011 than in 2010.

For the fiscal quarter ended June 30, 2011, our cost of goods sold was $221,589 as compared to $128,391 for the same period in 2010.

Operating expenses, which consisted primarily of general and administrative expenses, were $106,089 and $87,617 for the fiscal quarters ended June 30, 2011 and 2010, respectively. The major component of general and administrative expenses for both periods was salaries.  The increase was due to costs associated with the 8 additional wells we serviced during the second quarter of 2011.

For the fiscal quarter ended June 30, 2011, we had a profit of $181,120, or $0.02 per share.  In comparison, we had a profit of $89,514, or $0.01 per share, for the fiscal quarter ended June 30, 2010.

Comparison of Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, our revenue was $1,050,942.  In comparison, our revenue was $613,821 for the six months ended June 30, 2010.  All sales for the relevant periods were to domestic companies under common control of the officers who were in place during such quarters.  The increase is attributable to an increase in drilling workover services as we had commitments to service 8 more wells in the second quarter of 2011 than in 2010.

For the six months ended June 30, 2011, our cost of goods sold was $457,178 as compared to $210,762 for the same period in 2010.

Operating expenses, which consisted primarily of general and administrative expenses, were $159,483 and $254,074 for the six months ended June 30, 2011 and 2010, respectively. The major component of general and administrative expenses for both periods was salaries.  We attribute this decrease to costs associated with office building remodeling, automobiles, and legal fees incurred during the first half of 2010 that we did not have to the same degree in 2011.

For the six months ended June 30, 2011, we had a profit of $264,912, or $0.03 per share.  In comparison, we had a profit of $126,217, or $0.01 per share, for the six months ended June 30, 2010.

Liquidity

For the fiscal quarter ended June 30, 2011, net cash provided by operating activities was $44,853 compared to net cash provided by operating activities of $117,225 for the fiscal quarter ended June 30, 2010.

For the fiscal quarters ended June 30, 2011 and 2010, net cash used for investing activities was $20,000 and $155,788, respectively.  These funds were used to purchase fixed assets utilized in our oil and gas business.

For the fiscal quarters ended June 30, 2011 and 2010, we had no net cash provided by or used for financing activities.

Currently, we have limited liquidity.  Our limited liquidity, combined with our inability to meet our obligations from post-merger operations, and the need to raise additional capital to accomplish our new business objectives, create considerable doubt about our ability to continue as a going concern.

Capital Resources

As of June 30, 2011, we had cash or cash equivalents of $30,564.  As of June 30, 2010, we had cash or cash equivalents of $0.

Our new management is taking steps to raise additional funds to address our new operating and financial cash requirements to continue operations in the next twelve months.  Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing.  However, our ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue.  There are no assurances that we will receive the necessary funding or generate revenue necessary to fund operations.

In May 2011, Webxu obtained financing in the amount of $750,000 by issuing 12% interest secured notes due in one year and 750,000 three year warrants with a $1.00 exercise price to seven investors.  We believe we have sufficient cash on hand to maintain operations until December 2011 although we continue to seek additional funding in support of our new business’ acquisition strategy.

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the applicable period to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
.
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exh. No.	Description
2.1	Agreement and Plan of Merger by and among CST Holding Corp., CST Acquisition Corp., and WebXU, Inc., dated July 22, 2011 (2)

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

3.3	Statement of Merger, filed July 27, 2011 with the Secretary of State of Colorado (2)

3.4	Certificate of Merger, filed July 27, 2011 with the Secretary of State of Delaware (2)

10.1	Pledge Agreement between RTW Holdings, LLC, Sunlight Ventures, LLC, Jeffrey Aaronson, Krishnan Ramaswami, WebXU, Inc., and Amy Atkinson, dated May 24, 2011 (2)

10.2	Bill of Sale; Assignment and Assumption Agreement between Kirkcaldy Group, LLC, Webxu, Inc., and Bonus Interactive, Inc., dated April 25, 2011 (2)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *

31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *

32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *

32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.

(1)	Filed on January 24, 2008 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CST HOLDING CORP.

Date: August 15, 2011	By:	/s/ Matt Hill
Matt Hill
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Jeffrey B. Aaronson
Jeffrey B. Aaronson
Chief Financial Officer (Principal Financial & Accounting Officer)