Form 10-Q
period 2011-09-30
WebXU, Inc.
filed 2011-11-21
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53095
WEBXU, INC.
 (Exact Name of Registrant as specified in its charter)

Delaware	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3435 Ocean Park Blvd.
Santa Monica, CA	90405
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 4, 2011, was 18,494,672.

FORM 10-Q

Webxu, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEBXU, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2011

WEBXU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30,	December 31,
	2011	2010
ASSETS
Current assets :

Cash	$25,573	$-
Accounts receivable	1,520,230	-
Prepaid expenses	76,213	-
Total current assets	$1,622,016	$-

Other Current Assets - security deposit	46,915	-

Property, website, and computer equipment	261,056	-
Less: Accumulated depreciation and amortization	(18,215)	-
Property, website, and computer equipment - Net	$242,841	$-

Other Assets:
Goodwill	518,846	-
Promissory note receivable	3,850	-
Total assets:	$2,434,468	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,616,193	$36,034
Loan from Officer	-	500
Wages payable	101,423	68,125
State taxes payable	-	800
Insurance premiums payable	44,989	-
Notes payable	930,000	-
Due on acquisition of CST Holding Corp.	150,000	-
Due on acquisition of domain	130,000	-
Accrued expenses	327,339	-
Deferred liabilities	20,000	-
Total current liabilities	$3,260,166	$105,459

Total liabilities:	$3,319,944	$105,459

Stockholders’ deficit :
Common stock, $0.001 par value, 50,000,000 shares authorized, 18,494,672 and 14,381,062 outstanding as of September 30, 2011 and December 31, 2010, respectively.	$18,495	$14,381
Additional Paid in Capital	361,909	208
Accumulated deficit	(1,265,880)	(120,048)
Total stockholders' deficit	$(885,476)	$(105,459)

Total liabilities and stockholders' deficit	$2,434,468	$-

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month period ended September 30,
Unaudited

	Three Months	For the Period of Inception
	Ended	through
	September 30, 2011	September 30, 2010
Sales (net of returns)	$2,193,396	$-
Cost of goods sold	(1,486,587)	-
Gross profit	$706,809	$-

Operating expenses:
General and administrative	$1,005,809	$-
Professional fees	209,280	-
Depreciation	10,929	-
	$1,226,018	$-
Income (loss) from operations	$(519,209)	$-

Other income (expense):
Interest expense	(48,805)	-
Total Other income (expense)	$(48,805)	$-
Income (loss) before provision for income taxes	$(568,014)	$-

Provision for income tax	-	-
Net income (loss)	$(568,014)	$-

Net income (loss) per share
(Basic and fully diluted)	$(0.03)	#DIV/0!
Weighted average number of common shares outstanding	17,031,543	0

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine month period ended September 30,
Unaudited

	Nine Months	For the Period of Inception
	Ended	through
	September 30, 2011	September 30, 2010
Sales (net of returns)	$3,113,171	$-
Cost of goods sold	(2,299,907)	-
Gross profit	$813,264	$-

Operating expenses:
General and administrative	$1,529,757	$-
Professional fees	353,746	-
Depreciation	18,215	-
	$1,901,718	$-
Income (loss) from operations	$(1,088,454)	$-

Other income (expense):
Interest expense	(57,378)	-
Total Other income (expense)	$(57,378)	$-
Income (loss) from continuing operations before provision for income taxes	$(1,145,832)	$-

Provision for income tax	-	-
Net income (loss)	$(1,145,832)	$-

Net income (loss) per share
(Basic and fully diluted)	$(0.08)	#DIV/0!
Weighted average number of common shares outstanding	14,774,556	0

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month period ended September 30,
Unaudited
	For the nine	For the nine
	month period	month period
	ended	ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(1,145,832)	$(120,048)

Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities :
Depreciation of fixed assets	18,215	-
Stock based compensation	58,617	14,589
Warrants issued in connection with debt	7,308	-

Changes in components of working capital :
Increase in accounts receivable	$(1,520,230)	$-
Increase in other current assets	(123,129)	-
Increase in accounts payable	1,580,160	36,034
Increase in wages payable	33,298	68,125
Increase in deferred liabilities	20,000
Increase in accrued expenses	371,026	800
Net cash provided (used) by operating activities	$(700,567)	$(500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in CST Holding Corp.	$(364,036)	$-
Capital expenditures	(140,000)	-
Notes receivable	(3,850)	-
Net cash (used) by investing activities:	$(507,886)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Officer	$-	$500
Increase in Notes payable	1,210,000	-
Sales of common stock	24,026	-
Use of common stock for capital expenditure acquisition	-	-
Net cash provided by financing activities:	$1,234,026	$500

NET INCREASE IN CASH AND CASH EQUIVALENTS	$25,573	$-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$25,573	$-

Interest paid	$48,685	$-
Taxes paid	$800	$-
Non-Cash Transactions:
Shares issued for services	$10,180	$14,381
Options issued for compensation	$48,437	$208

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

•
On July 22, 2011, we, as CST Holding Corp., completed a reverse triangular merger in which we acquired 100% ownership interest in Webxu, Inc., a Delaware corporation (“Webxu”). As a result of the consummation of this merger transaction (“Merger”), Webxu became a wholly owned subsidiary of CST Holding Corp.

Webxu was a holding company to acquire and integrate consumer-oriented businesses in the online customer acquisition and e-commerce field. Bonus Interactive, Inc., a Delaware corporation, which began operations in June 2011, was Webxu’s wholly owned subsidiary and is engaged in the business of customer acquisition and retention programs in both the online and offline arenas.

Although CST Holding Corp. acquired Webxu in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger/recapitalization since the stockholders of Webxu acquired a majority of the issued and outstanding shares of this Company’s common stock.  Accordingly, the financial statements contained in this report, and the description of our results of operations and financial condition, reflect (i) the operations of Webxu alone prior to the Merger, and (ii) the combined results of this company and Webxu since the Merger.

Effective on October 14, 2011, the Company merged with Webxu, Inc. in a parent/subsidiary merger with the subsidiary as the surviving corporation.  Upon merging, our name changed to “WebXU, Inc.,” and Bonus Interactive, Inc. is now our wholly owned subsidiary.

CST Oil & Gas Corporation was a wholly owned subsidiary of the Company until October 24, 2011.  At the time of the Merger, operations in this entity had been discontinued.  In connection with the Merger discussed above, the Company agreed to sell CST Oil & Gas Corporation in consideration for the acquirers’ agreement to assume all liabilities associated with the subsidiary, and the acquirers’ agreement to cancel the majority of their shares pursuant to that certain Merger Agreement dated July 22, 2011. CST Oil and Gas Corporation, a Colorado corporation, was formed on May 8, 1985 to engage in the oil and gas business.

•	The Company maintains its corporate office in Santa Monica, California.

The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2011 included herein have been prepared by management and are unaudited. Such condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2011.

Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2010 in the Form 8-K filed with the SEC on July 27, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

•	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Principles of Consolidation

•
The interim condensed consolidated financial statements include the accounts of our wholly owned subsidiary, Bonus Interactive, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

•
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, income taxes, and contingencies, among others.

Cash and Cash Equivalents

•
The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

•	Trade accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable.

Credit is extended to customers based on an evaluation of their financial condition and other factors.  The Company generally does not require collateral or other security to support accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms.  In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write off the balances.  In addition, the Company calculates an overall reserve based on a percentage of the overall gross accounts receivable.  This percentage is based on management’s assessment of the aging of accounts receivable, historical write-offs of receivables and the associated risk profile of the Company’s customer base.  As of September 30, 2011, the Company believed all its receivables to be collectible and had zero in the allowance.

Property and Equipment

•
Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the assets per the following table.  Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the underlying lease.  Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

For the three and nine month periods ended September 30, 2011, depreciation expense was $10,929 and    $18,215 respectively.

The following table reflects the estimated useful lives of the various categories of property and equipment:

Category	Depreciation Term
Computer equipment	3-5 years
Software	3 years
Furniture and fixtures	3-5 years
Office equipment	3-5 years
Leasehold improvements	5 years

Fair Value of Financial Instruments

•
Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Investment in CST Holding Corp.

•
In conjunction with the reverse merger of July 22, 2011, Webxu issued 2,580,141 shares of its common stock for the assets of CST holding Corp. On that date CST’s stock had a Fair Market Value of $0.06 as traded on the OTCBB.

Income Taxes

•	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

•
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

•	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

•
All sources of revenue will be recorded pursuant to FASB Topic 605 Revenue Recognition when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

•	The Company accounts for stock based compensation in accordance with FASB Topic 718, “Share Based Payment”.

Concentration of Credit Risk

•
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At September 30, 2011, the Company did not have any uninsured cash deposits.

Impairment of Long-lived Assets

•
The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. During the quarter ended September 30, 2011, the Company did not recognize an impairment charge.

Recent Accounting Pronouncements

•
The Company's management has reviewed all of the FASB's Accounting Standard Updates through September 30, 2011 and has concluded that none will have a material impact on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

3.	Notes Payable

•	Notes payable as of September 30, 2011 was as follows:

		Original
		Loan		Interest	Interest
Noteholder	Note Date	Amount	Due Date	Rate	Expense
Note 1	5/24/11	$200,000	5/23/2012	12%	$8,548
Note 2	5/24/11	$200,000	5/23/2012	12%	$8,548
Note 3	5/24/11	$50,000	5/23/2012	12%	$2,022
Note 4	6/6/11	$100,000	5/23/2012	12%	$3,814
Note 5	6/9/11	$45,000	5/23/2012	12%	$1,672
Note 6	6/9/11	$45,000	5/23/2012	12%	$1,672
Note 7	6/13/11	$50,000	5/23/2012	12%	$1,792
Note 8	6/14/11	$50,000	5/23/2012	12%	$1,775
Note 9	6/20/11	$10,000	5/23/2012	12%	$332
Note 10	7/27/11	$90,000	5/23/2012	12%	$2,071
Note 11	7/26/11	$90,000	5/23/2012	12%	$2,071

sub-total		$930,000			$34,317

Note 12	7/27/11	$95,000	12/31/11	0%
Note 13	7/27/11	$55,000	12/31/11	0%
sub-total		$150,000

Note 14		$130,000	9/30/2012	0%

Total		1,210,000.00

4.	Capital Stock Activity

•	Prior to the merger on July 22, 2011, the Company had 9,696,000 shares of our common stock issued and outstanding.

•	On May 16, 2011, the Board of Directors increased the Company’s authorized number of shares of common stock to 50,000,000 with a par value of $0.001.

•
On July 27, 2011, we completed a reverse triangular merger in which we acquired WebXU, Inc. (“Webxu”).  The merger was conducted pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated July 22, 2011 by and among the Company, CST Acquisition Corp., a Colorado corporation (“MergerSub”), and Webxu. MergerSub, our wholly owned subsidiary, merged into Webxu, with Webxu as the surviving corporation. As a result of this merger, Webxu became our wholly owned subsidiary. Hereinafter, this merger transaction is described as the “Merger.”  In the Merger, we agreed to issue 15,914,531 shares of our common stock to the stockholders of Webxu immediately prior to the closing (“Webxu Owners”) on a one-for-one basis, whereby each share of Webxu was converted into the right to receive one(1) share of our common stock. In addition, each outstanding warrant and option to purchase shares of Webxu was exchanged with and converted into an option or warrant, respectively, to purchase the same number of shares of our common stock. We assumed the option plans of Webxu, under which we are authorized to issue up to 10 million shares of common stock, of which options for the purchase of 6,399,307 shares are outstanding.  In connection with the Merger, Steven Tedesco and Christine Tedesco, owners of 8,200,000 shares of our common stock representing approximately 82.5% of the total number outstanding prior to the Merger, agreed to cancel an aggregate of 7,115,859 shares of their common stock. Taking into effect this share cancellation, and prior to the issuance of the Merger shares to the Webxu Owners, there were 2,580,141 shares of our common stock outstanding. After issuance of the Merger shares to the Webxu Owners, there were a total of 18,292,672 shares of our common stock issued and outstanding taking into effect the share cancellation.

•	Effective on October 14, 2011, the Company merged with its wholly owned Delaware subsidiary, Webxu, Inc., with the subsidiary as the surviving corporation.

Dividends

The Company has never issued dividends.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	December 31, 2010	2011	Exercised	September 30, 2011
$1.00	-	930,000	-	930,000

Total	-	930,000	-	930,000

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of September 30, 2011 under FASB ASC 718 and using the Black-Scholes-Merton valuation model.  The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms.  The full term of the warrants granted was used for the expected life since the warrants were granted to organizations where turnover is expected to be low and since they are expected to hold the warrants for the full term to obtain the maximum benefit.  The volatility assumptions were derived from management’s assessment of volatilities used by other companies, and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate - 2.33%
Expected life (years) - 2 Years
Expected dividend yield - 0.0%
Volatility - 300%

Options

2010 Stock Option Plan-

On November 15, 2010, we adopted an equity incentive plan, the 2010 Equity Incentive Plan pursuant to which we are authorized to grant options, restricted stock, and stock appreciation rights to purchase up to 3,500,000 shares of common stock to our employees, officers, directors, consultants, and advisors.  This plan provided for awards of incentive stock options, non-statutory stock options, and rights to acquire restricted stock.  Incentive stock options granted under the plan were intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the plan were not intended to qualify as incentive stock options under the Code.

As of December 31, 2010, there were 3,500,000 shares of our common stock reserved for issuance pursuant to awards granted under the plan.  As of the same date, there were 3,500,000 awards outstanding under the plan.

2011 Stock Option Plan-

On May 16, 2011, we cancelled the 2010 Equity Incentive Plan and adopted the 2011 Equity Incentive Plan (the “Equity Plan”), pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 10,000,000 shares of common stock to our employees, officers, directors, consultants, and advisors.  The Equity Plan provides for awards of incentive stock options, non-statutory stock options, and rights to acquire restricted stock.  Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the Equity Plan are not intended to qualify as incentive stock options under the Code.

The following is a summary of the Company’s outstanding common stock purchase options:

Exercise	Outstanding	Issued in		Transferred/	Outstanding
Price	December 31, 2010	2011	Exercised	Expired	September 30, 2011
$0.01	-	154,250	(154,250)	-	-
$0.10	3,250,000	4,872,307	-	(3,579,849)	4,542,458
$0.50	250,000	685,000	-	(500,000)	435,000
$0.69	-	892,000	-	(712,000)	180,000
$1.00	-	955,000	-	-	955,000
Total	3,500,000	7,558,557	(154,250)	(4,791,849)	6,112,458

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of September 30, 2011 under FASB ASC 718 and using the Black-Scholes-Merton valuation model.  The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms.  The full term of the options and warrants granted was used for the expected life since the options and warrants were granted to senior management and outside consultants where turnover is expected to be low and since they are expected to hold the options and warrants for the full term to obtain the maximum benefit.  The Company has not paid dividends to date and does not plan to pay dividends in the near future.  The volatility assumptions were derived from management’s assessment of volatilities used by other companies, and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate - 2.33%
Expected life (years) - 10 Years
Expected dividend yield - 0.0%
Volatility - 300%

5.	Income Taxes

•	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

2011

Statutory U.S. federal rate	34.00%
Permanent differences	.00%
Timing differences	00%
Valuation allowance	(34.00)%

Provision for income tax expense(benefit)	0.0%

•	The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

2010
Deferred tax assets:
Net operating loss carry forwards	$120,048

Gross deferred tax assets	120,048

Valuation allowance	(120,048)

$0

At September 30, 2011, no valuation allowance has been set up for this deferred asset.

6.	Commitments and Contingencies

•
The Company leases certain office space under operating leases that generally require the Company to pay taxes, insurance, and maintenance expenses related to the leased property.  On June 1, 2011, the Company entered into a sub-lease for 3,894 rentable square feet of office space in Los Angeles, California that commenced on June 15, 2011 and expires on March 31, 2013.  Initial monthly rental is $7,593 with 3% increase after the first 12 months.  The Company prepaid six months of rent in addition to paying a one month security deposit.  The Company also has a month-to-month arrangement in Redwood City, California for office space.  The rental charge is $8,741 per month, increasing to $8,923 effective December 1, 2011.  The arrangement will not be extended beyond November 30, 2012.

Rental commitments are as follows:

Year	Rent Expense
2011	$22,779
2012	92,711
2013	23,462

Total	$138,952

•	Employment Contracts:
o
Matt Hill, our Chief Executive Officer and Chairman of the Board, has a four year employment agreement with Webxu that commenced on November 15, 2010 and expires on November 15, 2014.  Mr. Hill receives an annual base salary of $225,000.  He received a one-time upfront grant of options to purchase up to 3,000,000 shares of common stock, vesting over 24 months.  Mr. Hill will receive additional grants subject to the direction of the Board of Directors and bonuses based on EBITDA contribution.  If Mr. Hill is terminated without cause or for good reason or due to death or disability, Webxu will pay Mr. Hill a severance payment of one-year’s salary and his target bonus, provided that Webxu is EBITDA positive for the preceding 12 months from the termination date.  In the event of such a termination, his 3,000,000 initial option grant will be fully vested.

o
John Ellis, our President, and Chief Operating Officer, has a four year employment agreement with the Company that commenced on October 3, 2011 and expires on October 2, 2015.  Mr. Ellis receives an annual base salary of $200,000.  He received a one-time upfront grant of options to purchase 500,000 shares of common stock at $1.00 per share, vesting 33% 365 days following the start of his appointment and 2.792% per month thereafter.   Mr. Ellis will be eligible for a bonus of options beginning with the 2012 fiscal year of annual options to purchase 125,000 shares of common stock based on achieving 20% organic EBITDA growth, excluding any growth from making acquisitions of companies and other revenue producing assets.  The employment can be terminated by either party for any or no reason.  If either party terminates for any reason other than cause or if Mr. Ellis for good reason, and if in either case Mr. Ellis signs a waiver and release of claims against the registrant, then he will receive his base salary for the 3 months following termination

7.	Segment Reporting

•
The Company considers itself to be operating in one business segment, the internet sales lead generation business. This activity will represent essentially all of the significant revenue generated by the Company.

8.	Related Party Transactions

•	During the nine month period ended September 30, 2011, the Company granted options to senior executives as follows:

NAME OF	DATE		Options	EXERCISE	VESTING	EXPIRATION
HOLDER	OF ISSUANCE	Value	Issued	PRICE	DATE	DATE
Related Party
Jeffrey Aaronson	9/1/2011	$249,983	250,000	$1.00	3 years	8/30/2018
John Ellis	9/1/2011	$499,965	500,000	$1.00	3 years	8/30/2018

		$749,948	750,000

9.	Subsequent Events

•
On October 14, 2011, the Company agreed to provide its corporate counsel, Richardson & Patel LLP a $250,000 12% promissory note and 250,000 warrants with a $1 exercise price and two year term in exchange for $250,000 in accounts payable.

•
Effective on October 14, 2011, we, as CST Holding Corp., merged with our subsidiary, Webxu, Inc., pursuant to a Statement of Merger filed with the Colorado Secretary of State and a Certificate of Ownership and Merger filed with the Delaware Secretary of State.  This merger was in the form of a parent/subsidiary merger with the subsidiary as the surviving corporation.

•	On October 24, 2011, the Company completed the transfer of CST Oil & Gas Corporation to its acquirers, Steven and Christine Tedesco, the Company’s former majority shareholders prior to the Merger

•
On November 15, 2011, the Company completed its acquisition of Lot6 Media, Inc., a Delaware corporation.   Lot6 Media, Inc. provides a variety of marketing solutions for online businesses, media agencies, and marketers, including securing quality leads for its advertisers and maximizing profitability.  The acquisition cost included a $5 million note payable in six months and 1 million shares of the Company’s restricted common stock.  The Lot6 shareholder has the option of taking payment for up to 50% of the amount owed as a promissory note in restricted common stock as payment on the note in lieu of cash payments.  Additionally, there are earn-out provisions based on EBITDA for each of the two successive years after the acquisition.  More information about the transaction can be found in the Form 8-K filed by the Company on November 16, 2011. Adjusted Pro-forma Statement of Operations for the three and nine month periods ending on September 30, 2011 for the acquisition are:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
Sales (net of returns)	$5,440,840	$16,441,304
Cost of goods sold	(3,402,203)	(11,559,478)
Gross profit	$2,038,637	$4,881,826

Operating expenses:
General and administrative	$476,200	$1,460,709
Professional fees	72,868	198,659
Depreciation	-	-
	$549,067	$1,659,369
Income (loss) from operations	$1,489,569	$3,222,458

The adjusted pro-forma consolidated statement of operations for the three and nine month periods ending on September 30, 2011 for the acquisition is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011
Sales (net of returns)	$7,634,236	$19,554,475
Cost of goods sold	(4,888,790)	(13,859,385)
Gross profit	$2,745,446	$5,695,090

Operating expenses:
General and administrative	$1,182,009	$2,690,466
Professional fees	282,148	552,405
Depreciation	10,929	18,215
	$1,475,085	$3,261,087
Income (loss) from operations	$1,270,360	$2,434,004

Other income (expense):
Interest expense	(48,805)	(57,378)
Total Other income (expense)	$(48,805)	$(57,378)
Income (loss) before provision for income taxes	$1,221,555	$2,376,626

Provision for income tax	-	-
Net income	$1,221,555	$2,376,626

Net income (loss) per share
(Basic and fully diluted)	$0.07	$0.16
Weighted average number of common shares outstanding	17,031,543	14,774,556

10.	Net Loss per Share of Common Stock

•
The Company has adopted FASB Topic 260, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options, and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  There were no anti-dilutive instruments.

2011
Numerator -basic and diluted loss per share net loss	$(1,145,832)
—
Net loss available to common stockholders	$(1,145,832)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	14,774,556
Basic and diluted earnings per share	$(0.08)

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

Overview

We are a media company that acquires and integrates consumer-oriented businesses in the online customer acquisition and e-commerce field. Our wholly owned subsidiary, Bonus Interactive, Inc., a Delaware corporation (“Bonus Interactive”), is engaged in the business of customer acquisition and retention programs in both the online and offline arenas.

The following is Management’s Discussion and Analysis of the result from operations for the three and nine months ended September 30, 2011.  We are not presenting a comparison against the three and nine month period ended September 30, 2010 as we were engaged in the oil and gas business at such time, and no meaningful comparison can be made to our current media business.

Results of Operations

Sales

Sales for the three and nine month periods ended September 30, 2011 were $2,193,396 and $3,113,171, respectively.  Bonus Interactive began operations in April 2011 with modest sales recorded during the quarter ended June 30, 2011, which was its first quarter of operations.

Cost of Goods Sold

Cost of goods sold for the three and nine month periods ended September 30, 2011 were $1,486,587 and $2,299,907, respectively.  Bonus Interactive had modest cost of goods sold recorded during the quarter ended June 30, 2011, which was its first quarter of operations.

Operating Expenses

Operating expenses for the three and nine month periods ended September 30, 2011 were $1,226,018 and $1,901,718, respectively.  Professional fees were $209,280 for the three month period compared to $353,746 for the nine month period.  Legal fees incurred for the reverse triangular merger and financing occurring in July 2011 accounted for a majority of the difference between the three month and nine month periods. Additionally, the Company incurred $300,000 of transaction costs associated with the reverse merger. Of the $300,000, $150,000 was paid at closing and a promissory note was effected for $150,000 with no interest due at December 31, 2011.

Net Loss

Our net loss for the three and nine month periods ending September 30, 2011 was $568,014 and $1,145,832, respectively.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we incurred a loss from continuing operations of $568,014 for the three month period ended September 30, 2011 and a net loss from continuing operations of $1,145,832 for the nine months then ended.  Our current liabilities exceeded current assets by $1,697,928 at September 30, 2011.  In addition, our negative cash flow from operating activities for the nine month period ended September 30, 2011 was $700,567.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2011 was $700,567.  This was mainly attributable to the small amount of revenues we have generated to date and the significant expenses we incurred for legal and transaction expense related to the merger and as we establish our new business and operations.

Investing Activities

We invested $564,906 during the nine month period ended September 30, 2011 into fixed assets including the domain paydayloan.net and in connection with our July 2011 reverse triangular merger to become a public company.

Financing Activities

Cash flows from financing activities consisted of activities related to the private placement we closed in July 2011.  In this private placement, we sold an aggregate $930,000 of Secured Promissory Notes and two-year warrants to purchase an aggregate 930,000 shares of our common stock at an initial exercise price of $1.00 per share in exchange for aggregate cash proceeds of $930,000.

Other

We do not believe that inflation has had a material impact on our business or operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable to smaller reporting companies.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exh. No.	Description
2.1	Agreement and Plan of Merger by and among CST Holding Corp., CST Acquisition Corp., and WebXU, Inc., dated July 22, 2011 (1)

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

*	Filed herewith.

(1)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2011	By:	/s/ Matt Hill
Matt Hill, Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Jeffrey Aaronson
Jeffrey Aaronson, Chief Financial Officer
(Principal Financial and Accounting Officer)