Form 10-Q/A
period 2011-09-30
WebXU, Inc.
filed 2011-11-29
CIK 1416729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53095

WEBXU, INC.
(Exact name of registrant as specified in it charter)

Delaware	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3435 Ocean Park Blvd.
Santa Monica, CA	90405
(Address of principal executive offices)	(zip code)

(310) 807-1765
 (Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 4, 2011, was 18,494,672.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on November 21, 2011, is to furnish the interactive data files in accordance with Rule 405 of Regulation S–T.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among CST Holding Corp., CST Acquisition Corp., and WebXU, Inc., dated July 22, 2011(1)
3.1	Certificate of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer (2)
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer (2)
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer (2)
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer (2)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”
(1)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on November 21, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBXU, INC.
(Registrant)

Date: November 29, 2011	By:	/s/ Matt Hill
Matt Hill
Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2011	By:	/s/ Jeffrey Aaronson
Jeffrey Aaronson
Chief Financial Officer
(Principal Financial & Accounting Officer)