Form 10-K
period 2011-12-31
WebXU, Inc.
filed 2012-04-09
CIK 1416729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53095

WebXU, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0460511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11999 San Vicente Blvd., Suite 400, Los Angeles, CA	90049
(Address of principle executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 807-1765

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). [X]  Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The OTC Bulletin Board reports no close price and no bid or ask price for June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date:  21,090,538 shares of common stock as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WEBXU INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in the documents incorporated by reference into this Annual Report on Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

●	our ability to maintain and increase the number of visitors to our websites;

●	our ability to develop and market new products;

●	the competitive nature of the online marketing and media industry;

●	our ability to attract and retain qualified executives and employees;

●	the impact of changes to government regulations and industry standards;

●	our strategic management of investments and acquisitions;

●	continued maintenance of certificates, permits and licenses required to conduct business;

●	vulnerability of our business to general economic downturn; and

●	the ability to deliver an adequate rate of growth and manage such growth.

Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

We are a performance media company formed in Delaware in July 2010 that develops, owns and operates a network of branded consumer websites in categories marked by high consumer engagement and strong advertising spending. We currently generate revenue from advertisers that desire sales leads from engaged consumers. Advertisers bid in a real-time auction on a Cost Per Lead or Cost Per Action basis, depending on the product or vertical of interest, for access to consumers who express an interest in a particular product or offer. Webxu consists of a wholly owned subsidiary, Bonus Interactive Inc., also a Delaware corporation (“Bonus Interactive”) that has been in existence since June 2011, and Webxu Media, Inc., a Delaware corporation, with a wholly owned subsidiary Lot6 Media, LLC and a variable interest entity Kirkcaldy Group, LLC. With respect to this discussion, the terms “we”, “our”, “WebXU” and the “Company” refer to WebXU, Inc., Bonus Interactive, and Webxu Media, Inc. with Lot6 Media, LLC (collectively with Webxu Media, Inc., “Lot6 Media”) and Kirkcaldy Group, LLC (“Kirkcaldy”).

On July 27, 2011, CST Holding Corp. completed a reverse triangular merger in which it acquired 100% ownership interest in WebXU, Inc., a Delaware corporation (“WebXU”). As a result of this merger, WebXU became a wholly owned subsidiary of CST Holding Corp.

Effective October 14, 2011, we, as CST Holding Corp., completed a parent/subsidiary merger with WebXU, Inc. in a parent/subsidiary merger with the subsidiary WebXU as the surviving corporation. As a result of this merger, CST Holding Corp.’s name changed to “WebXU, Inc.”

Corporate Information

Merger with WebXU, Inc.

On July 27, 2011, we, as CST Holding Corp., completed a reverse triangular merger where we acquired WebXU. The merger was conducted pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated July 22, 2011 by and among CST Holding Corp., CST Acquisition Corp., a Colorado corporation (“MergerSub”), and WebXU. MergerSub, CST Holding Corp.’s then-wholly owned subsidiary, merged into WebXU, with WebXU as the surviving corporation. As a result of this merger, WebXU became CST Holding Corp.’s wholly owned subsidiary. Hereinafter, this merger transaction is described as the “Merger.”

In the Merger, CST Holding Corp. issued 15,914,531 shares of its common stock to the stockholders of WebXU immediately prior to the closing (“WebXU Owners”) on a one-for-one basis, whereby each share of WebXU was converted into one (1) share of CST Holding Corp.’s common stock. In addition, each outstanding warrant and option to purchase shares of WebXU was converted into a warrant or option, respectively, to purchase the same number of shares of CST Holding Corp.’s common stock. CST Holding Corp. assumed the option plans of WebXU, under which it is authorized to issue up to 10 million shares of common stock, of which options for the purchase of 6,791,975 shares are outstanding.

In connection with the Merger, Steven Tedesco and Christine Tedesco, owners of 8,200,000 shares of CST Holding Corp. common stock representing approximately 82.5% of the total number outstanding prior to the Merger, agreed to cancel an aggregate of 7,115,859 shares of their common stock. Taking into effect this share cancellation, and prior to the issuance of the Merger shares to the WebXU Owners, there were 2,580,141 shares of CST Holding Corp. common stock outstanding. After issuance of the Merger shares to the WebXU Owners and taking into effect the share cancellation, there were a total of 18,292,672 shares of CST Holding Corp. common stock issued and outstanding. Immediately following the closing of the Merger, CST Holding Corp.’s former shareholders held approximately 14% of the total outstanding shares, and the WebXU Owners held the other 86%.

The Merger was effected by the filing of a Statement of Merger with the Secretary of State of the State of Colorado and a Certificate of Merger with the Delaware Secretary of State on July 27, 2011.

As a result of the Merger, CST Holding Corp. acquired the business and operations of WebXU and its wholly owned subsidiary, Bonus Interactive (together with WebXU, the “WebXU Group”).

Also in connection with the Merger, all of CST Holding Corp.’s pre-Merger directors and officers resigned effective at closing except for Christine Tedesco, who agreed to resign as a director upon CST Holding Corp.’s compliance with the provisions of Section 14(f) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 14(f)-1. In addition, Matt Hill, Michael Warsinske, and John Ellis were each appointed to the board of directors. CST Holding Corp. agreed to provide Christine Tedesco with indemnification rights under an Indemnification Agreement dated July 22, 2011 for the period in which she was expected to remain on the board of directors as described above.

Although CST Holding Corp. acquired WebXU in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger/recapitalization since the stockholders of WebXU acquired a majority of the issued and outstanding shares of this Company’s common stock. Accordingly, the financial statements contained in this report, and the description of our results of operations and financial condition, reflect (i) the operations of WebXU alone prior to the Merger, and (ii) the combined results of CST Holding Corp. and WebXU since the Merger.

Effective October 14, 2011, the Company merged with WebXU in a parent/subsidiary merger with the subsidiary WebXU as the surviving corporation. Upon merging, our name changed from CST Holding Corp. to “WebXU, Inc.”

CST Oil & Gas Corporation was a wholly owned subsidiary of CST Holding Corp. until October 24, 2011. At the time of the Merger, operations in this entity had been discontinued. In connection with the Merger discussed above, CST Holding Corp. sold CST Oil & Gas Corporation to Steven Tedesco and Christine Tedesco in consideration for their agreement to assume all liabilities associated with the subsidiary and the cancellation of a majority of their shares pursuant to the Merger Agreement described above. CST Oil and Gas Corporation, a Colorado corporation, was formed on May 8, 1985 to engage in the oil and gas business. (See Spinout of CST Oil & Gas Corporation below).

As WebXU, Inc., we now serve customers primarily in North America in a variety of industries with a particular emphasis on e-commerce markets.

Spinout of CST Oil & Gas Corporation

In connection with the Merger and as a part of the transaction, we agreed to spin out and transfer CST Oil & Gas Corporation to Steven Tedesco and Christine Tedesco (jointly, the “Acquirer”), in consideration for the Acquirer’s agreement to assume all liabilities associated with CST Oil & Gas Corporation, and the Acquirer’s agreement to cancel the majority of their shares pursuant to the Merger Agreement. In connection with the spinout, we entered into an Acquisition Agreement dated July 22, 2011 with the Acquirer (“Acquisition Agreement”). Under the Acquisition Agreement, the Acquirer agreed to indemnify us for any liability, damage or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs, and expenses including attorneys’ fees incident to any of the foregoing, resulting from or arising out of (i) any claims, breach, liabilities, or non-fulfillment of any agreement with respect to CST Oil & Gas Corporation and its rights, including but not limited to any actions and business activities of CST Oil & Gas Corporation prior and up to the closing date of the spinout.

Our board of directors unanimously approved this spin-out after reviewing all relevant facts and circumstances of the transaction and deeming it to be fair. In addition, the spinout transaction was approved by written consent of holders of a majority of our shares.

The spinout occurred promptly after we fulfilled our obligations under SEC rules relating to notification of shareholders for actions taken by written consent, which occurred on October 24, 2011.

Secured Note and Security Agreement

Also in connection with the Merger, WebXU agreed to pay $25,000 to David Wagner & Associates, P.C. for legal services, $60,000 to Christine Tedesco as reimbursement for past expenses, and $65,000 to Endeavor Capital Group, LLC for consulting fees. As agreed by the parties, WebXU issued secured promissory notes in the principal amounts of (i) $55,000 to Christine Tedesco and (ii) $95,000 to Endeavor Capital Group, LLC, which notes were due within 90 days following the closing of the Merger. These notes were secured by all of the assets of Bonus Interactive. As of December 31, 2011, a balance of $120,000 remained on the notes. The notes were paid in their entirety in January 2012.

Acquisition of Lot6 Media

On November 15, 2011, we acquired Lot6 Media, Inc. and its wholly owned subsidiary Lot6 Media, LLC. Lot6 Media provides marketing solutions for online businesses, media agencies, and marketers. We purchased 100% of the issued and outstanding capital stock of Lot6 Media, Inc. from Evolved Technology, LLC in exchange for 1,000,000 shares of our common stock, a $5,000,000 note that matures on May 15, 2012, and additional cash consideration based on Lot6 Media’s net income for the periods November 16, 2011 through November 15, 2012 and November 16, 2012 through November 15, 2013.

On November 21, 2012, Lot6 Media, Inc. changed its name to Webxu Media, Inc.

Principal Office Location and Website

Our principal executive offices are located at 11999 San Vicente Blvd., Suite 400, Los Angeles, CA 90049, and our telephone number is (310) 807-1765. Our website address is http://www.webxu.com. Information on or accessed through our website is not incorporated into this Annual Report on Form 10-K and is not a part of this Form 10-K.

business development

Pursuant to a Bill of Sale, Assignment and Assumption Agreement, executed on May 2, 2011, WebXU purchased the assets and technology platform (that now serves as the hub for future acquisitions) from the Kirkcaldy Group, LLC in exchange for 50,000 shares of WebXU’s common stock. The agreement provided that if WebXU did not go public or engage in a sale of its business resulting in liquidity event each valued at least $25 million within two years of the agreement, Kirkcaldy Group, LLC would have the right to repurchase the assets and technology platform by returning the 50,000 shares of WebXU common stock to WebXU.

We have determined that Kirkcaldy meets the qualifications of a variable interest entity as defined in FASB ASC Topic 810-10-05, and have consolidated the financial statements with our statements accordingly.

principal services and our markets

We are a media company engaged in developing high-value branded websites to service consumers for products and services. We intend to acquire businesses in this segment of the market where the Company finds synergies with its core platform and business. The market for lead generation services and e-commerce websites and communities is growing as companies are looking to advertise online and find more yield through these channels from their advertising dollars. In a world where consumers are spending a significant amount of time online, companies are looking at ways to provide effective online advertising. Widely recognized companies providing similar services to consumers and advertisers like Internet Brands and InterActiveCorp (IAC) have shown that the market is still in early stages of what will be explosive growth in online advertising and e-commerce.

The online advertising market is a $30 billion industry in the United States alone and is expected to grow to $45 billion by 2014, according to the Internet Advertising Board’s June 2011 report. The primary growth driver is the medium’s ability to buy, sell and measure based on advertising performance. The purest form of measurable performance is customer acquisition, also known as lead generation, where advertisers pay for a targeted sales lead. This segment represents approximately 5% of the total online advertising market and is largely comprised of small competitors that lend themselves to consolidation, aggregating to a potentially substantial share of the market.

The market is currently highly fragmented, due in part to the low barriers to entry and minimal requirements of capital and technology. Thousands of boutique-sized firms focus on one or more segments of online advertising. Industry growth, along with innovation in technology, fuels ongoing expansion in the revenue of smaller firms.

Many successful smaller firms are interested in consolidation with other successful firms that have complementary skills and clients. Execution of our growth strategy will rely on bringing together firms with solid management that can mutually benefit from offering a wider set of services to win and retain larger and more profitable clients.

Boutique-sized Internet marketing firms with less than 50 employees typically provide localized services to customers tailored to specific needs. However, these smaller firms are looking for growth opportunities, and are often vertically deeper in their respective industries than their localized businesses can support. We will source, target, and acquire firms that have high profile and long-standing business relationships, and are run by solid management teams with proven track records. There currently exists many such firms in the E-commerce, Finance, Healthcare, Insurance, and Consumer Services verticals, hence our focus on these industries.

The online advertising market’s rapid growth is a key tailwind for success in a buildup strategy. Lead Generation revenue monetizes Internet traffic and is an essential component of today’s online merchants and service vendors. Our consolidation presents a unique growth and value creation opportunity for best-of-breed specialist firms to expand to a wider audience and customer base.

sales and marketing strategy

Our corporate team of experienced operators has relevant and extensive expertise in executive management, marketing, sales and operational logistics. They are well-versed in the market segments in which acquired companies compete. Our corporate sales and marketing strategy is to guide, support, cross-sell, and grow these businesses. This will be accomplished by enhancing the existing product strengths, the client relationships, and the solid branding that already exist. Management plans to execute this strategy as follows:

●   Guiding Strategy: All of our targets offer the highest-quality product and services in their respective markets. From the onset of the initial acquisition discussion through the due diligence process, our management will evaluate each product offering in their field, research the market and competitive products, prepare forecasts for the trends, and work with each target to guide the product placement and its attributes. Each target will bring long-standing client relationships and brands.

●   We will begin integration with target clients immediately after completion of the acquisition process, and build a parallel relationship with end clients in order to ensure each client relationship reaches its full commercial potential. Management will work with each operating business to identify the key success factors in servicing and growing its brands.

●   Support Strategy: Our operating businesses will provide their own internal quality control, customer service, and marketing functions. Our corporate management will then ensure products maintain their market share and profitability. For selling and marketing support, we will provide key upfront promotion and branding assistance in the form of website marketing, financial, logistic, and personnel support at selling functions, at trade shows, and at all promotional events. As support for client relationships, we will provide presence and assistance with business development, joint ventures, selling appointments, customer acquisition, and lead generation opportunities.

●   Cross-Sell Strategy: Management seeks out acquisition targets to bring to WebXU the highest quality visitor traffic, seasoned and skilled management teams, highly branded web properties and brands, Fortune 500 relationships, and complementary product offerings. A key component to value creation will be the cross-selling of products and services. The primary strategy for selling and marketing will include providing each division with all relevant traffic data from the other divisions, and rather than having each division exclusively acquire its own unique visitors, it will be able to benefit from the lower costs of sharing access to desirable traffic, creating an immediate financial benefit. We will also look to replace external lead buyers with internal buyers, when possible, so as to similarly lower customer acquisition expenses. Each division will benefit from existing client and management relationships from which to enhance and draw for expansion and diversification. Our clients will be comprehensively offered all divisional products and services. Divisional managers will also immediately benefit from the expertise and relationships of fellow managers at other divisions in the WebXU family of companies. As mentioned above, all of these synergies will drive the cross-selling of our capabilities.

●   Growth Strategy: All of our divisions will benefit from corporate investment and oversight. Executive management will evaluate all product offerings, all management skill sets, and all client relationships and create, provide, and execute growth plans to each target. The plans will include implementation of cross-selling strategies, group product offerings and group branding, and additions of ancillary service offerings. Operationally, all targets are acquired with incentive based terms that motivate target management to grow their operations. Corporate infrastructure will also be lower because it is shared amongst the operating divisions.

competition

We are highly focused on providing relevant content regarding products and services on well-recognized and branded domain properties. We develop these properties and are seeking to make acquisitions of profitable firms that have also developed similar online properties to create a network by channel or vertical integration that represents significant synergy to consumer needs. Our competitive strengths include the retention of significant management and operational expertise in identifying these acquisition opportunities and further enhancing profit margins and revenue performance. In a fragmented industry, our management is positioned to capitalize on these growth opportunities.

Our primary competitors are the following companies:

●	Internet Brands: Owns, operates, and develops branded websites. Operates primarily in the automotive, careers, home, money and business, shopping, travel, and leisure verticals.

●	QuinStreet: Operates in two segments – (1) Direct Marketing Services (DMS) and (2) Direct Selling Services (DSS). The DMS segment derives substantially all of its revenue from fees that are earned through the delivery of qualified leads or paid clicks.

●	ValueClick: Provides online advertising campaigns and programs for advertisers and advertising agency customers in the U.S. and internationally.

●	Interclick: Runs interClick, an online display advertising network with a proprietary data-enrichment technology platform.

●	InterActive Corp: IAC/InterActiveCorp engages in the Internet business in the U.S. and internationally. The company operates in four segments – (1) Search, (2) Match, (3) ServiceMagic, and (4) Media and Other.

employees

We have 23 full-time employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Intellectual Property

We do not own at present, either legally or beneficially, any registered patents or registered trademarks.

Government Regulation

There are an increasing number of laws and regulations pertaining to the Internet and e-commerce over the Internet. Other laws or regulations may be adopted with respect to online content regulation, user privacy, pricing, restrictions on email solicitations, taxation and quality of products and services. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our prospects and revenues.

ITEM 2. PROPERTIES

Our principal executive offices are located at 11999 San Vicente Blvd., Suite 400, Los Angeles, CA 90049. Bonus Interactive’s offices are located at this same location, along with an office in Redwood City, CA. Lot6 Media’s offices are at 26970 Aliso Viejo Pkwy, Suite 100, Aliso Viejo, CA 92656. The office in Los Angeles is 3,894 square feet, and the monthly lease payment on this property is $8,923 per month. This lease expires on March 31, 2013. The office in Aliso Viejo has a monthly lease payment of $2,950 per month, and this lease expires on April 29, 2014. We believe our facilities are suitable and adequate for our current needs. Kirkcaldy’s office is also located in Redwood City, CA.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “WBXU.” The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2011	$2.99	$0.80
September 30, 2011	$2.496	$1.50
June 30, 2011	(2)	(2)
March 31, 2011	(2)	(2)

December 31, 2010	(2)	(2)
September 30, 2010	(2)	(2)
June 30, 2010	(1)(2)	(1)(2)
March 31, 2010	(1)	(1)

 __________________________

(1)	Our common stock began quotation on the OTCBB in July 2011.
(2)	There were no reported high and low bid quotations prior to July 1, 2011.

As of March 19, 2012, the closing sales price for shares of our common stock was $1.80 per share on the OTCBB.

Holders and Transfer Agent

As of March 20, 2012, we have 107 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent. Our transfer agent is Corporate Stock Transfer, Inc. located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado, 80209, and their telephone number is (303) 282-5800.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for operations. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors (“Board”) and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board may deem relevant. We did not pay cash dividends in the years ended December 31, 2011 and 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Number of Securities
Remaining Available for
	COLUMN A: Number of			Future Issuance Under Equity
	Securities to be Issued upon		Weighted-Average Exercise	Compensation Plans
	Exercise of Outstanding		Price of Outstanding Options,	(Excluding Securities
Plan Category	Options Warrants and Rights		Warrants and Rights	Reflected in COLUMN A)

Equity compensation plans approved by security holders	6,791,975	(1)	0.43	2,708,025	(2)

Equity compensation plans not approved by security holders	─		$ ─	─

Total	6,791,975		$0.43	2,708,025

(1)	Represents outstanding options and unvested shares of restricted stock granted pursuant to our 2011 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our 2011 Equity Incentive Plan.

We have a 2011 Equity Incentive Plan (“2011 Plan”) that was approved by the Board and our shareholders. Our employees and those of our consultants who (i) are individuals and (ii) provide bona fide services to the Company other than an employee or director are eligible to be granted an option, stock appreciation rights, stock, restricted stock units, or cash bonus awards (each, an “Award”) under the 2011 Plan. The 2011 Plan is administered by our Board, and the Board establishes certain terms of awards, including the exercise price and duration. Awards may be made under the 2011 Plan for up to 10,000,000 shares of our common stock. The 2011 Plan allows for adjustments of changes in common stock and certain other events, including, but not limited to, any stock split, stock dividend, recapitalization, combination, spin-off, any extraordinary distribution, and sale or dissolution.

Recent Sales of Unregistered Securities

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “might,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a media company that acquires and integrates consumer-oriented businesses in the customer acquisition and e-commerce categories with a focus on operational improvement and augmenting of management resources. We also provide marketing solutions for online businesses, media agencies, and marketers.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Income Taxes – The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Fair Value of Financial Instruments – Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company’s revenues are derived from online advertising sales and on a cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat fee basis.

●	The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

●	Revenue from the display of text-based links to the websites of the Company’s advertisers is recognized on a CPC basis, and search advertising is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s link.

●	Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the client, following the execution of a service agreement and commencement of the services.

●	Under the CPA format, the Company earns revenue based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through its websites. Revenue is recognized at the time of the transaction.

●	Revenue from flat-fee, listings-based services is based on a customer’s subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

Impairment of Long-lived Assets – The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Stock Based Compensation – The Company accounts for stock based compensation in accordance with FASB Topic 718, “Share Based Payment”.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. We adopted these standards on January 1, 2012, and the adoption did not have an impact on our financial results or disclosures, but will have an impact on the presentation of comprehensive income.

In May 2011, the FASB issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We have adopted these standards on January 1, 2012, and the adoption did not have a material effect on the Company’s financial results or disclosures.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010.

The inception date of WebXU, Inc., the entity with which CST Holding Corp. merged in July 2011, is July 16, 2010. Thus, a comparison of the entire year ended December 31, 2010 is not meaningful and is not presented.

Sales

We derive our Consumer Internet revenues primarily from advertisers. Revenues from sales during the year ended December 31, 2011 were $6,944,315. Bonus Interactive began operations in June 2011, with revenues during the seven months of operations of $4,717,909. Additionally, we acquired Lot6 Media in November 2011, recording two months of revenues of $2,226,407.

Our Consumer Internet revenues are generated through sales of online advertising in various monetization formats such as cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat fees. Under the CPM format, advertisers pay a fee for displays of their graphical advertisements, typically at an incremental rate per thousand displays or “impressions.” Under the CPC model, we earn revenues based on “click-throughs” on text-based links displayed on our websites, which occur when a user clicks on an advertiser’s listing. We derive revenues on a CPC model through direct sales to advertisers, as well as through various third-party advertising networks, such as Google, for which we receive a negotiated percentage of their advertising revenues. Under the CPL model, our advertiser customers pay for leads generated through our websites and accepted by the customer. Under the CPA format, we earn revenues based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through our websites. Revenues from flat-fee, listings-based services are based on a customer’s subscription to a service.

We vary our advertising formats based on consumer and advertiser preferences in a particular category and our ability to optimize revenue yields. We typically invoice our advertisers for display advertisements and CPL products on a monthly basis after we have run the advertisements or delivered the leads. Our contracts with these advertisers are typically on a multiple-month basis and are cancelable on 60 days or less notice. Advertisers typically pay flat fees by credit card, PayPal or similar online payment service, utilizing online “self serve” tools provided on our websites. Some of these flat fees are automatically renewed utilizing payment information on file with us. Our policy is not to offer refunds for mid-term cancellation of advertisements sold on a flat-fee basis. As consumer and advertiser preferences continue to evolve, we will adjust our revenue sources and mix on our websites to address those changing needs and optimize our revenue yields.

Our advertiser base is diversified across our Consumer Internet categories. We also utilize a variety of advertising networks and affiliate relationships to monetize our websites. As our website audiences continue to grow and diversify among our consumer categories, we expect that our sources of advertising revenues will likewise continue to grow and diversify.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2011 was $4,610,607. Bonus Interactive began operations in June 2011, with cost of goods sold during the seven months of operations of $3,126,050. Additionally, we acquired Lot6 Media in November 2011, recording two months of costs of goods sold of $1,484,557.

Operating Expenses

Total operating expenses for the year ended December 31, 2011 were $4,126,312. Operating expenses were comprised primarily of general and administrative fees of approximately $3.5 million. Included in general and administrative fees were one time expenses totaling $454,808 related to the Merger. Professional fees of $584,052 were incurred during the year, of which $265,360 were related to the Merger and a financing transaction in July 2011.

Net Loss

Our net loss was $2,883,856 for the year ended December 31, 2011.

Liquidity and Capital Resources

From inception to December 31, 2011, we have incurred an accumulated deficit of $3,003,904. This deficit was incurred through a combination of stock compensation, acquisition expenses, professional fees and expenses supporting our plans to develop and brand our services as well as continued operating losses. Since inception, we have financed our operations primarily through debt and equity financings. We had total cash resources as of December 31, 2011 of $875,150, compared to $0 in cash at December 31, 2010.

Our available working capital and capital requirements will depend upon numerous factors, including the sale of our services, the timing and cost of expanding into new markets, the cost of developing competitive technologies, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

With the acquisition of Lot6 Media in November 2011, we anticipate being in a position to fund our required minimum cash outflows.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2011 was $2,390,617. This was mainly attributable to the small amount of revenues we have generated to date and the significant expenses we incurred for legal and transaction expenses related to the merger and as we establish our new business and operations. Our accounts receivable increased approximately $2.9 million.

Investing Activities

We acquired Lot6 Media for an initial investment of 1,000,000 shares of common stock and a promissory note whose principal balance was $5,000,000, which is due May 14, 2012. Also, the Company invested $178,837 during the year ended December 31, 2011 into fixed assets including the domain paydayloan.net.

Financing Activities

Cash flows from financing activities consisted of activities related to the private placement we closed in July 2011. In this private placement, we sold an aggregate $1,030,000 of Secured Promissory Notes and two-year warrants to purchase an aggregate 1,030,000 shares of our common stock at an initial exercise price of $1.00 per share in exchange for aggregate cash proceeds of $1,030,000. Additionally, we recorded notes payable for $1,861,532, payable to the prior owner, in conjunction with the acquisition of Lot6 Media.

Other

We do not believe that inflation has had a material impact on our business or operations.

Capital Resources

On September 29, 2010, we obtained financing for $140,000 in order to acquire paydayloan.net. During 2011, $40,000 was paid down on the note. In May and July 2011, we obtained financing in the amount of $930,000 by issuing 12% interest secured notes due in one year and 930,000 two-year warrants with a $1.00 exercise price to eight investors. We believe we have sufficient cash on hand to maintain operations until December 31, 2012, although we continue to seek additional funding in support of our acquisition strategy.

In conjunction with the Lot6 Media acquisition in November 2011, we recorded a note payable for $1,861,532. This note has no interest rate and no set term. During the first quarter of 2012, we re-paid $1,461,000 on this note.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Acquisition Activities

During 2011, we acquired Lot6 Media, LLC for a note with a principal amount of $5 million and 1 million shares of our common stock, net of cash acquired and liabilities assumed, including subsequent earn-out adjustments.

We have entered into earnout agreements as part of the consideration. We account for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date. For 2011, we paid no earnouts and anticipate that the most probable earnout amounts to be paid in 2012 to be $5 million.

We cannot reasonably estimate maximum earnout payments as the earnouts are contingent upon achievement of agreed upon performance milestones such as net income on a GAAP basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended December 31, 2011 and 2010 begin on the following page.

WebXU, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of

WebXU, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of WebXU, Inc. (a Delaware corporation) as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebXU, Inc. and its subsidiaries as of December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 9, 2012

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WebXU, Inc.

Santa Monica, California

We have audited the accompanying balance sheet of WebXU, Inc. as of December 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the period July 16, 2010 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebXU, Inc. as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the period July 16, 2010 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues and an accumulated deficit of $120,000 since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, LLC

Seale and Beers, CPAs

Las Vegas, Nevada

May 25, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

WEBXU, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:

Cash	$875,150	$-
Accounts receivable, net	2,218,504	-
Accounts receivable - related party, net	639,599	-
Prepaid and other expenses	77,378	-
Total current assets	3,810,631	-

Property, website, and computer equipment	179,336	-
Less: Accumulated depreciation and amortization	(24,808)	-
Property, website, and computer equipment, net	154,528	-

Other Assets:
Investment in Lot 6	7,834,673	-
Promissory note receivable	3,850	-
Other assets	132,494	-
Total assets:	$11,936,176	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$950,848	$36,034
Accounts payable - related party, net	467,972	-
Loan from officer, short term	-	500
Short term loans payable	1,030,000	-
Wages payable	430,472	68,125
State taxes payable	-	800
Note Payable-Lot6 acquisition	4,898,493	-
Notes payable	2,057,712	-
Due on acquisition of CST Holding Corp.	120,000	-
Accrued expenses	569,856	-
Other current liabilities	78,706	-
Total current liabilities	10,604,059	105,459

Total liabilities:	10,604,059	105,459

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,565,538 and 14,381,062 outstanding as of December 31, 2011 and December 31, 2010, respectively.	20,566	14,381
Additional paid in capital	4,315,455	208
Accumulated deficit	(3,003,904)	(120,048)
Total stockholders’ equity (deficit)	1,332,117	(105,459)

Total liabilities and stockholders’ equity (deficit):	$11,936,176	$-

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2011 and From Inception through December 31, 2010

	Year	For the Period of Inception
	Ended	through
	December 31, 2011	December 31, 2010
Sales (net of returns)	$6,590,240	$-
Sales - related party (net of returns)	354,075	-
Total Sales	6,944,315	-

Cost of goods sold	(3,919,664)	-
Cost of goods sold - related party	(690,943)	-
Total Cost of Goods Sold	(4,610,607)	-

Gross profit	2,333,709	-

Operating expenses:
General and administrative	3,487,452	83,954
General and administrative - related party	30,000	-
Professional fees	584,052	34,070
Depreciation	24,808	-
	4,126,312	118,024
Income (loss) from operations	(1,792,603)	(118,024)

Other income (expense):
Interest expense	(1,091,253)	(1,224)
Total Other income (expense)	(1,091,253)	(1,224)
Income (loss) before provision for income taxes	(2,883,856)	(119,248)

Provision for income tax	-	800
Net income (loss)	(2,883,856)	(120,048)

Net income (loss) per share
(Basic and fully diluted)	$(0.19)	$(0.01)
Weighted average number of common shares outstanding	15,386,780	14,381,062

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From July 16, 2010 (Inception) through December 31, 2011

	Common Stock	Common Stock	Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid in Capital	(Deficit)	Equity
Balance, July 16, 2010 (Inception)	-	$-	$-	$-	$-
Shares issued to founders for services valued at $0.001 per share	14,381,062	14,381	-	-	14,381
Stock based compensation	-	-	208	-	208
Net Loss	-	-		(120,048)	(120,048)
Balance, December 31, 2010	14,381,062	14,381	208	(120,048)	(105,459)
Shares sold to subscribers	310,602	311	23,715	-	24,026
Shares issued for services valued at $0.01 per share	1,172,867	1,173	9,007	-	10,180
Purchase of assets with common stock	50,000	50	450	-	500
Options issued as compensation	-	-	125,557	-	125,557
Warrants issued as debt discount	-	-	9,273	-	9,273
Acquisition of CST Holding Corp.	2,580,141	2,580	152,229	-	154,809
Acquisition of Lot6 Media	1,000,000	1,000	2,989,000	-	2,990,000
Exercise of stock options	70,866	71	7,016		7,087
Issuance of shares in lieu of interest	1,000,000	1,000	999,000	-	1,000,000
Net Loss	-	-	-	(2,883,856)	(2,883,856)
Balance, December 31, 2011	20,565,538	$20,566	$4,315,455	$(3,003,904)	$1,332,117

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

	For the period	For the period
	ended	ended
	December 31,	December 31,
	2011	2010

Net loss	$(2,883,856)	$(120,048)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities :
Depreciation of fixed assets	24,808	-
Stock based compensation	145,010	14,589
Write-off related to CST assets	154,809	-

Changes in components of working capital:
Increase in accounts receivable	(2,218,504)	-
Increase in accounts receivable - related party	(639,599)	-
Increase in other current assets	(209,872)	-
Increase in accounts payable	623,860	36,034
Increase in accounts payable - related party	467,972	-
Increase in wages payable	362,347	68,125
Increase in other current liabilities	368,361	-
Increase in accrued expenses	569,856	800
Shares issued for interest expense	1,000,000	-
Net cash used in operating activities	(2,234,808)	$(500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Lot6 Media	(4,844,673)	-
Note payable related to acquisition of CST Holding	120,000	-
Capital expenditures (net)	(178,837)	-
Notes receivable	(3,850)	-
Net cash used in investing activities:	(4,907,360)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Officer	$-	$500
Increase in short term loans payable	1,030,000	-
Proceeds from note payable to acquire Lot6 Media	4,898,493	-
Common stock sold for cash and options expense	31,113	-
Increase in Notes payable	2,057,712	-
Net cash provided by financing activities:	$8,017,318	$500

NET INCREASE IN CASH AND CASH EQUIVALENTS	$875,150	$-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$875,150	$-

Interest paid	$92,253	$-
Taxes paid	$800	$-
Non-Cash Transactions:
Shares issued for services	$10,180	$14,381
Options issued for compensation	$125,557	$208
Warrants issued as debit discount	$9,273	$-
Write-off related to CST assets	$154,809	$-
Acquisition of Lot6 Media	$2,990,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On July 22, 2011, CST Holding Corp. completed a reverse triangular merger in which it acquired 100% ownership interest in WebXU, Inc. (the “Company”), a Delaware corporation. As a result of the consummation of this merger transaction, WebXU became a wholly owned subsidiary of CST Holding Corp.

The Company acquires and integrates consumer-oriented businesses in the online customer acquisition and e-commerce field. Bonus Interactive Inc., a Delaware corporation, which began operations in June 2011, is the Company’s wholly owned subsidiary and is engaged in the business of customer acquisition and retention programs in both the online and offline arenas.

Although CST Holding Corp. acquired WebXU in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger/recapitalization since the stockholders of WebXU acquired a majority of the issued and outstanding shares of CST Holding’s common stock. Accordingly, the financial statements contained in this report, and the description of our results of operations and financial condition, reflect (i) the operations of WebXU alone prior to the Merger, and (ii) the combined results of this company and WebXU since the Merger.

Effective on October 14, 2011, the Company merged with WebXU, Inc. in a parent/subsidiary merger with the subsidiary WebXU as the surviving corporation. Upon merging, our name changed to “WebXU, Inc.,” and Bonus Interactive is now our wholly owned subsidiary.

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

On November 15, 2011, the Company acquired Lot6 Media, Inc. which subsequently changed its name to Webxu Media, Inc. and its wholly owned subsidiary Lot6 Media, LLC. Lot6 Media provides marketing solutions for online businesses, media agencies, and marketers.

The Company maintains its corporate office in Los Angeles, California.

The consolidated financial statements and the notes thereto for the periods ended December 31, 2011 included herein have been prepared by management. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature.

2.    Summary of Significant Accounting Policies

Basis of Presentation

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Bonus Interactive Inc. and Lot6 Media, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Variable Interest Entity

Pursuant to a Bill of Sale, Assignment and Assumption Agreement, executed on May 2, 2011, WebXU purchased the assets and technology platform (that now serves as the hub for future acquisitions) from the Kirkcaldy Group, LLC in exchange for 50,000 shares of the Company’s common stock. The agreement provided that if the Company did not go public or engage in a sale of its business resulting in liquidity event each valued at least $25 million within two years of the agreement, Kirkcaldy Group, LLC would have the right to repurchase the assets and technology platform by returning the 50,000 shares of the Company’s common stock to WebXU. The Company believes the Kirkcaldy Group, LLC is a Variable Interest Entity, primarily since the majority of its transactions had been with Bonus Interactive, a subsidiary of WebXU. Additionally, the total equity at risk was not sufficient to finance the entity’s activities without additional subordinated financial support.

Use of Estimates

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write off the balances. In addition, the Company calculates an overall reserve based on a percentage of the overall gross accounts receivable. This percentage is based on management’s assessment of the aging of accounts receivable, historical write-offs of receivables and the associated risk profile of the Company’s customer base. As of December 31, 2011, the Company believed all its receivables to be collectible and had zero in the allowance.

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

For the twelve month periods ended December 31, 2011 and 2010, depreciation expense was recorded for $24,808 and $0, respectively.

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

Investment in CST Holding Corp.

In conjunction with the reverse merger of July 22, 2011, WebXU issued 2,580,141 shares of its common stock for the assets of CST holding Corp. On that date CST’s stock had a Fair Market Value of $0.06 as quoted by the OTCBB.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company’s revenues are derived from online advertising sales and on a cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat-fee basis.

● The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

● Revenue from the display of text-based links to the websites of the Company’s advertisers is recognized on a CPC basis, and search advertising is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s link.

● Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the client, following the execution of a service agreement and commencement of the services.

● Under the CPA format, the Company earns revenue based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through its websites. Revenue is recognized at the time of the transaction.

● Revenue from flat-fee, listings-based services is based on a customer’s subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

Stock Based Compensation

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. During the quarter ended December 31, 2011, the Company did not recognize an impairment charge.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies between the acquired businesses and the Company and the acquired intellectual property. Identifiable intangible assets with finite lives are amortized over their useful lives. See Note 4 – “Acquisitions.” The results of operations of the acquired businesses were included in the company’s Consolidated Financial Statements from the respective dates of acquisition.

Intangible Assets

Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company’s acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the years ended December 31, 2011 and 2010. The balances consist of the following (in thousands):

	As of December 31, 2011
	Average	Gross
	Estimated	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount

Acquired technology	3.7	$5,015	$(3,168)	$1,847
Customer relationships	5.0	11,584	(6,728)	4,856
Content	3.8	10,635	(6,524)	4,111
Domain name	4.9	19,632	(10,366)	9,266
Total		$46,866	$(26,786)	$20,080

Recent Accounting Pronouncements

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through December 31, 2011 and has concluded that none will have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

3.    Loans and Notes Payable

Loans payable as of December 31, 2011 were as follows:

		Original
		Loan			Interest	Interest
Loan holder	Note Date	Amount	Collateral	Due Date	Rate	Expense
Note 1	5/24/2011	$200,000	200,000 Warrants	5/23/2012	12%	$8,548
Note 2	5/24/2011	$200,000	200,000 Warrants	5/23/2012	12%	$8,548
Note 3	5/24/2011	$50,000	50,000 Warrants	5/23/2012	12%	$2,022
Note 4	6/6/11	$100,000	100,000 Warrants	5/23/2012	12%	$3,814
Note 5	6/9/11	$45,000	45,000 Warrants	5/23/2012	12%	$1,672
Note 6	6/9/11	$45,000	45,000 Warrants	5/23/2012	12%	$1,672
Note 7	6/13/2011	$50,000	50,000 Warrants	5/23/2012	12%	$1,792
Note 8	6/14/2011	$50,000	50,000 Warrants	5/23/2012	12%	$1,775
Note 9	6/20/2011	$10,000	10,000 Warrants	5/23/2012	12%	$332
Note 10	7/27/2011	$90,000	90,000 Warrants	5/23/2012	12%	$2,071
Note 11	7/26/2011	$90,000	90,000 Warrants	5/23/2012	12%	$2,071
Note 14	9/29/2010	$140,000	100,000 Warrants	9/30/2012	0%	$-
Total Short term Loans Payable		$1,070,000

The ending balance of Short term loans payable at December 31, 2011 was $1,030,000. During 2011, $40,000 was paid on Note 14.

Additionally, the Company has short term Notes Payable of $7,076,205 outstanding at December 31, 2011. Short term Notes Payable as of December 31, 2011 were as follows:

		Original
		Loan			Interest	Interest
Note holder	Note Date	Amount	Collateral	Due Date	Rate	Expense
Note to Richardson & Patel, LLP	10/14/11	$250,000	250,000 Warrants	10/14/2013	12%	$3,000
Note in conjunction with acquisition of CST Holding Corp.	10/14/11	120,000	All Bonus Interactive, Inc. Assets	1/12/2012	-	-
Note in conjunction with acquisition of Lot6 Media	11/16/11	4,898,493	All Lot6 Media Assets	N/A	-	1,000,000
Note for working capital of Lot6 Media	11/16/11	1,807,712	Lot6 Media Cash on Hand	N/A	-	-

Total Notes Payable		$7,076,205

On October 14, 2011, the Company agreed to provide its corporate counsel, Richardson & Patel, LLP a $250,000 12% promissory note and 250,000 warrants with a $1.00 exercise price and a two year term in exchange for $250,000 in accounts payable. The $4,898,493 note payable relates to the acquisition of Lot6 Media, Inc., which was acquired by the Company on November 15, 2011. Additionally, the note for $1,807,712 relates to the working capital of Lot6 Media which was acquired by the Company at the time of acquisition. During the first quarter of 2012, the Company paid $1,461,000 in repayment of the note for working capital.

The Company paid interest expense totaling $1,092,253 and $0 for the years ended December 31, 2011 and 2010, respectively, which included 1,000,000 shares issued as payments of interest on the note payable for Lot6 Media.

4.   Capital Stock Activity

Prior to the merger on July 22, 2011, the Company had 9,696,000 shares of common stock issued and outstanding.

On May 16, 2011, the Board of Directors increased the Company’s authorized number of shares of common stock to 50,000,000 with a par value of $0.001.

On July 27, 2011, we completed a reverse triangular merger in which we acquired WebXU, Inc. (“WebXU”). The merger was conducted pursuant to an Agreement and Plan of Merger (“Merger Agreement”) dated July 22, 2011 by and among the Company, CST Acquisition Corp., a Colorado corporation (“MergerSub”), and WebXU. MergerSub, our wholly owned subsidiary, merged into WebXU, with WebXU as the surviving corporation. As a result of this merger, WebXU became our wholly owned subsidiary. Hereinafter, this merger transaction is described as the “Merger.” In the Merger, we agreed to issue 15,914,531 shares of our common stock to the stockholders of WebXU immediately prior to the closing (“WebXU Owners”) on a one-for-one basis, whereby each share of WebXU was converted into the right to receive one(1) share of our common stock. In addition, each outstanding warrant and option to purchase shares of WebXU was exchanged with and converted into a warrant or option, respectively, to purchase the same number of shares of our common stock. We assumed the option plans of WebXU, under which we are authorized to issue up to 10 million shares of common stock, of which options for the purchase of 6,791,975 shares are outstanding. In connection with the Merger, Steven Tedesco and Christine Tedesco, owners of 8,200,000 shares of our common stock representing approximately 82.5% of the total number outstanding prior to the Merger, agreed to cancel an aggregate of 7,115,859 shares of their common stock. Taking into effect this share cancellation, and prior to the issuance of the Merger shares to the WebXU Owners, there were 2,580,141 shares of our common stock outstanding. After issuance of the Merger shares to the WebXU Owners, there were a total of 18,292,672 shares of our common stock issued and outstanding taking into effect the share cancellation.

Effective on November 15, 2011, the Company issued 1,000,000 shares to Evolved Technology, LLC in conjunction with the acquisition of Lot6 Media, Inc.

Effective on December 15, 2011, the Company issued 1,000,000 shares to Evolved Technology, LLC in lieu of interest due, in conjunction with the acquisition of Lot6 Media, Inc.

Effective on December 20, 2011, three individuals exercised their stock options, totaling 70,866 shares of common stock.

Effective on February 6, 2012, one individual exercised 125,000 of stock options to purchase the Company’s common stock.

Dividends

The Company has never issued dividends.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	December 31, 2010	2011	Exercised	December 31, 2011
$1.00	-	1,180,000	-	1,180,000

Total	-	1,180,000	-	1,180,000

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of December 31, 2011 under FASB ASC 718 and using the Black-Scholes-Merton valuation model. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The full term of the warrants granted was used for the expected life since the warrants were granted to organizations where turnover is expected to be low and since they are expected to hold the warrants for the full term to obtain the maximum benefit. The volatility assumptions were derived from management’s assessment of volatilities used by other companies, and are adjusted to reflect anticipated behavior specific to the Company.

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

The following is a summary of the Company’s outstanding common stock purchase options:

Exercise	Outstanding	Issued in		Transferred/	Outstanding
Price	December 31, 2010	2011	Exercised in 2011	Expired	December 31, 2011
$0.01	-	154,250	(154,250)	-	-
$0.10	3,250,000	4,872,307	(70,866)	(3,523,466)	4,527,975
$0.50	250,000	685,000	-	(535,000)	400,000
$0.69	-	892,000	-	(752,000)	140,000
$1.00	-	1,505,000	-	-	1,505,000
$1.50	-	219,000	-	-	219,000
Total	3,500,000	8,327,557	(225,116)	(4,810,466)	6,791,795

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of December 31, 2011 under FASB ASC 718 and using the Black-Scholes-Merton valuation model. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The full term of the options and warrants granted was used for the expected life since the options and warrants were granted to senior management and outside consultants where turnover is expected to be low and since they are expected to hold the options and warrants for the full term to obtain the maximum benefit. The Company has not paid dividends to date and does not plan to pay dividends in the near future. The volatility assumptions were derived from management’s assessment of volatilities used by other companies, and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate - 2.33%
Expected life (years) - 10 Years
Expected dividend yield - 0.0%
Volatility - 300%

5.    Acquisition of Lot6 Media, Inc.

On November 15, 2011, the Company completed its acquisition of Lot6 Media, Inc., a Delaware corporation. Lot6 Media, Inc. provides a variety of solutions for online businesses, media marketing agencies, and marketers, including securing quality leads for its advertisers and maximizing profitability. The acquisition cost included a $5 million note payable in six months and 1 million shares of the Company’s restricted common stock. The Company also acquired the working capital of Lot6 Media and recorded a note payable for $1,861,532. The Lot6 Media shareholder has the option of taking payment for up to 50% of the amount owed as a promissory note in restricted common stock as payment on the note in lieu of cash payments. Additionally, there are earn-out provisions based on EBITDA for each of the two successive years after the acquisition. Adjusted pro-forma Statement of Operations for Lot6 Media for the twelve months ending on December 31, 2011 for the acquisition are:

Year
Ended
December
31, 2011
Sales (net of returns)	$21,203,701
Cost of goods sold	(14,771,253)
Gross profit	6,432,448

Operating expenses:
General and administrative	2,060,171
Professional fees	281,159
Depreciation	-
2,341,330
Net Income	$4,091,118

The adjusted pro-forma consolidated statement of operations for the twelve months ending on December 31, 2011 for the Company and its subsidiaries are as follows:

Year
Ended
December
31, 2011
Sales (net of returns)	$25,971,836
Cost of goods sold	(17,897,303)
Gross profit	8,074,533

Operating expenses:
General and administrative	5,315,999
Professional fees	622,639
Depreciation	24,808
5,963,446
Income (loss) from operations	2,111,087

Other income (expense):
Interest expense	1,091,253
Total Other income (expense)	1,091,253
Income (loss) before provision for income taxes	1,019,834

Provision for income tax
Net income	1,019,834

Net income (loss) per share
(Basic and fully diluted)	$0.07
Weighted average number of common shares outstanding	15,386,780

6.    Income Taxes

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

2011
Statutory U.S. federal rate	34.00%
Permanent differences	.00%
Timing differences	00%
Valuation allowance	(34.00)%

Provision for income tax expense (benefit)	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

2011
Deferred tax assets:
Net operating loss carry-forwards	$3,003,904
Less: Timing differences
Stock for interest expense	1,000,000
Stock for services	10,180
Options for compensation	125,557
Warrants as debt discount	9,273
1,145,010
Net deferred tax assets	1,858,894

Valuation allowance	(1,858,894)

$0

7.    Commitments and Contingencies

The Company leases certain office space under operating leases that generally require the Company to pay taxes, insurance, and maintenance expenses related to the leased property. On June 1, 2011, the Company entered into a sub-lease for 3,894 rentable square feet of office space in Los Angeles, California that commenced on June 15, 2011 and expires on March 31, 2013. Initial monthly rental is $7,593 with 3% increase after the first 12 months. The Company prepaid six months of rent in addition to paying a one month security deposit. The Company also has a lease arrangement in Redwood City, California for office space. The rental charge is $8,741 per month, increasing to $8,923 effective December 1, 2011. The arrangement will not be extended beyond November 30, 2012. Additionally, Lot6 Media maintains a lease at the Aliso Viejo, CA location for rent of $2,950 per month; with a lease expiring April 29, 2014. Lot6 Media also has consulting agreement with PC Global Investment for business consulting services for $20,000 per month, expiring August 1, 2012, with automatic renewals. The consulting agreement, which is for various business, operations, accounting, operational and other administrative services, is expected to continue for the foreseeable future.

Rental and consulting commitments are as follows:

Year	Expense
2012	$373,553
2012	275,400
2013	275,400
2014	275,400
Total	$1,199,753

Employment Contracts:

Matt Hill entered into an employment agreement with WebXU on November 15, 2010, which expires on November 15, 2014. Pursuant to this agreement, Mr. Hill receives an annual base salary of $225,000. In November 2010, Mr. Hill received a one-time upfront stock option grant to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.001 per share; which 50% of these options vest on the one-year anniversary of the grant, with the remainder vesting at 1/12 each month following the one-year anniversary. Additionally, Mr. Hill will receive additional grants of stock options subject to Board approval and bonuses based on certain EBITDA criteria. Upon Mr. Hill’s termination without cause or for good reason or due to death or disability, he will receive one-year’s salary plus his target bonus, provided the Company is EBITDA positive for the preceding 12 month period, and his 3,000,000 initial option grant will become fully vested. The Company amended this agreement on February 10, 2012. See Note 11 – “Subsequent Events” below.

Jeffrey Aaronson has been employed on an at-will basis by the Company since November 15, 2010. Under this agreement, Mr. Aaronson receives an annual base salary of $170,000. He has received grants of options to purchase up to an aggregate 500,000 shares of common stock. Vesting of his options will accelerate upon a change of control of the Company. Mr. Aaronson will receive additional grants subject to the direction of the Board of Directors. Under this agreement, if Webxu terminates Mr. Aaronson’s employment for any reason, he will receive a three month severance payment. If his employment is terminated due to death or disability, he will receive a six month severance payment. In the event of termination of the employment for any other reason, Mr. Aaronson will receive a three month severance payment. The Company amended this agreement on February 10, 2012. See Note 11 – “Subsequent Events” below.

The Company signed an employment offer and agreement letter on September 1, 2011 with John Ellis, President and Chief Operating Officer. The effective date of this four year employment agreement was the earlier of (i) the registrant securing a minimum of $2 million in financing and (ii) October 15, 2011, but, by oral agreement, the parties agreed that the effective date is October 3, 2011. Mr. Ellis receives an annual base salary of $200,000. He is also eligible for a bonus of $20,000, beginning with the 2012 fiscal year, based on achieving 20% of annual organic EBITDA growth, excluding growth from acquisitions and any revenue producing assets. Mr. Ellis receives a grant of options to purchase 500,000 shares of common stock at $1.00 per share, which 33% of these options vest on the one-year anniversary of the grant, with the remainder vesting at 2.792% each month following the one-year anniversary. Mr. Ellis will be eligible for a bonus of options to purchase 125,000 shares of common stock, beginning with the 2012 fiscal year; based on achieving 20% of annual organic EBITDA growth, excluding growth from acquisitions and any revenue producing assets. If a change of control of the Company occurs by August 31, 2012, then 100% of his unvested 500,000 initial grant options will vest. Mr. Ellis’s employment can be terminated by either party for any or no reason. If either party terminates the employment for any reason other than cause, or if Mr. Ellis, for good reason, and if in either case, Mr. Ellis signs a waiver and release of claims against the registrant, then he will receive his base salary for three months following the termination.

8.    Segment Reporting

The Company considers itself to be operating in one business segment, the internet sales lead generation business. This activity will represent essentially all of the significant revenue generated by the Company.

9.    Related Party Transactions

a) Individuals

During the twelve month period ended December 31, 2011, the Company granted options to senior executives as follows:

NAME OF	DATE		Options	EXERCISE	VESTING	EXPIRATION
HOLDER	OF ISSUANCE	Value	Issued	PRICE	DATE	DATE
Related Party
Jeffrey Aaronson	9/1/2011	$249,983	250,000	$1.00	3 years	8/30/2018
John Ellis	9/1/2011	$499,965	500,000	$1.00	3 years	8/30/2018

		$749,948	750,000

b) Affiliate Companies

The following transactions occurred between the Company and other affiliated companies or related parties:

From November 15 to December 31, 2011, $354,075 of the Company’s revenues were from affiliated companies.

From November 15 to December 31, 2011, $690,943 of the Company’s cost of revenue was from affiliated companies.

The Company receives a number of management services from an affiliated company. Charges for these services were $60,217 from November 15 to December 31, 2011.

10.  Net Loss per Share of Common Stock

The Company has adopted FASB Topic 260, “Earnings per Share,” which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options, and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

2011
Numerator -basic and diluted loss per share net loss	$(2,883,856)
—
Net loss available to common stockholders	$(2,883,856)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	15,386,780
Basic and diluted (loss) per share	$(0.19)

11.	Subsequent Events

Settlement with Kirkcaldy Group

Effective on January 3, 2012, the Company issued 400,000 shares of common stock related to a settlement agreement between the Company and Kirkcaldy Group LLC.

Threadpoint Letter of Intent

On January 8, 2012, WebXU, Inc. (the “Company”) entered into a non-binding letter agreement (the “LOI”) with Threadpoint, LLC and its affiliate, Managed Media Group, LLC (collectively, “Threadpoint”) to memorialize the Company’s intent to acquire Threadpoint (the “Proposed Acquisition”) and Threadpoint’s granting to the Company the exclusive right to enter into such a transaction with Threadpoint between the date of execution of the LOI and until termination of the LOI. For 2011, the full-year unaudited financial statements for Threadpoint project revenue of $28.9 million with EBITDA of $5.16 million.

Pursuant to the Proposed Acquisition, the Company will pay $12 million by issuing a 6-month note for $5 million, a 12-month note for $4 million, and an 18-month note for $3 million. The Company will also issue 3 million shares of our common stock and warrants to purchase 3 million shares at $1 per share to the Threadpoint owners. During the first 12 months following the closing, the Threadpoint owners may receive an additional $5 million if our net income on a GAAP basis attributable to Threadpoint is at least $5 million for that period. During the second 12 months following the closing, the Threadpoint owners may receive an additional $5 million if the Company’s net income on a GAAP basis attributable to Threadpoint is at least $5 million for that period.

Other material terms are as follows:

●	The Threadpoint owners will retire all of Threadpoint’s debt prior to the closing. The Company will not assume any of Threadpoint’s pre-closing liabilities.
●	All financing by Threadpoint pre-closing will be subordinate or pari passu to debt financing that the Company procures in connection with the Proposed Acquisition.
●	Each party is responsible for its own legal expenses associated with the Proposed Acquisition.
●	Threadpoint must engage and pay for an independent audit of its business.
●	If Threadpoint is not a Delaware C-corporation, Threadpoint must, prior to closing, convert itself into a Delaware C-corporation at its own expense.
●	Key members of Threadpoint’s management will enter into employment agreements with the Company.

The Proposed Acquisition is subject to the execution and delivery by the Company and Threadpoint of a mutually satisfactory, definitive purchase agreement. The Company’s obligation to execute the definitive purchase agreement is subject to the Company’s due diligence review of Threadpoint’s business and the absence of any material adverse change in Threadpoint’s business through the closing.

The Company may terminate the LOI by providing Threadpoint with written notice. After 90 days has passed from the LOI execution date without the parties entering into a definitive purchase agreement, either party may terminate the LOI by providing the other party with written notice.

Amendment to Employment Agreement with Matt Hill

On February 10, 2012, the Company entered into an amendment of Mr. Hill’s November 15, 2010 employment agreement in which the Company agreed that for purposes of any bonus calculation based on EBITDA, any EBITDA calculation would exclude non-cash stock compensation as an expense.

Amendment to Employment Agreement with Jeffrey Aaronson

On February 10, 2012, the Company entered into an amendment of Mr. Aaronson’s November 15, 2010 employment agreement in which the Company agreed to the following changes: (1) commencing January 1, 2012, the annual base salary for Mr. Aaronson was raised to $200,000 per year; (2) in 2012, Mr. Aaronson is eligible for an annual bonus of fifty percent (50%) of his base salary provided the Company achieves in 2012 a positive EBITDA (excluding non-cash stock compensation as an expense) after inclusion of his projected bonus; (3) the term of Mr. Aaronson’s contract is extended for three (3) years, but is terminable at will; (4) if Mr. Aaronson’s employment is terminated for other than cause or if he has good reason to terminate his agreement, then the Company will provide severance payments equal to his base salary for one year.

Breakwater Loan

On March 1, 2012, WebXU, Inc. and its subsidiaries (collectively, the “Company”) entered into a Loan Agreement with Breakwater Structured Growth Opportunities Fund L.P. (“Breakwater”) pursuant to which the Company issued to Breakwater a Senior Secured Promissory Note with principal in the amount of $1,200,000.

The note matures on May 13, 2012. Interest accrues at 12% per annum and increases by an additional 8% upon a default. The principal plus any accrued but unpaid interest must be repaid according to the schedule set forth in the Loan Agreement. Late payments are assessed 5% of the delinquent installment payment amount. The Company must pay an additional 5% in liquidated damages upon any late payment.

In connection with this loan transaction, the Company issued to Breakwater a warrant to purchase up to 1,000,000 shares of its common stock at $1.50 per share. This warrant contains piggyback registration rights, and expires on March 1, 2017.

Payment of Note Payable

In January 2012 the Company paid the note “Due on Acquisition of CST Holding Corp.”, $120,000, in full.

12	Kirkcaldy Group, LLC Variable Interest Entity

Paragraph 2(c) of ASC Topic 810-10-20 (glossary) defines variable interests as “. . . contractual, ownership, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests.” Paragraph B4 of Topic 810-10-20 describes what should be considered when determining whether an interest is a variable interest as follows:

“The identification of variable interests involves determining which assets, liabilities, or contracts create the entity’s variability and which assets, liabilities, equity, and other contracts absorb or receive that variability. The latter are the entity’s variable interests. The labeling of an item as an asset, liability, equity, or as a contractual arrangement does not determine whether that item is a variable interest. It is the role of the item-to absorb or receive the entity’s variability-that distinguishes a variable interest. That role, in turn, often depends on the design of the entity.”

The Company believes its relationship with Kirkcaldy Group, LLC meets the VIE definition. The entity has therefore been consolidated into the Company’s financial statements.

The following table represents the effect of the Kirkcaldy Group, LLC on the consolidated balances of the Company as of December 31, 2011:

	Webxu/Subs	Kirkcaldy	Elimination Entries	Consolidated Balances

Revenue	$6,944,315	$166,693	$(116,667) (1)	$6,994,315
(Cost of Goods Sold)	(4,610,606)	-	-	(4,610,606)
Operating Expenses	(4,027,260)	(99,052)	-	(4,126,312)
Income (Loss)	(1,693,551)	17,615	(116,667)	(1,792,603)
Interest Expense	(1,091,253)	-	-	(1,091,253)
Net Income (Loss)	$(2,784,804)	$100,955	$(116,667)	$(2,883,856)

(1)	Eliminates the revenue received to Kirkcaldy from Bonus Interactive, a wholly owned subsidiary of WebXU.

Cash	$825,403	$49,747	$-		$875,150
Accounts Receivable	2,773,151	640,915	(555,963	)(2)	2,858,103
Other Assets	8,202,923	-	-		8,202,923
Total Assets	11,801,477	690,662	(555,963)		11,936,176

Accounts Payable	1,418,361	459	-		1,418,820
Other Liabilities	8,863,035	672,588	(350,384	)(3)	9,185,239
Total Liabilities	10,281,396	673,047	(350,384)		10,604,059

Equity	1,520,081	17,615	(205,579	)(1)	1,332,117
Total Liabilities & Equity	$11,801,477	$690,662	$(555,963)		$11,936,176

(2)	Eliminates the receivable from Bonus Interactive, a wholly owned subsidiary of WebXU.

(3)	Eliminates the payable from Bonus Interactive, a wholly owned subsidiary of WebXU.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent auditors, L.L. Bradford and Company.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of December 31, 2011, our CEO and CFO believe that:

(i)	our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. We had material adjustments to our financial statements at December 31, 2011 in order for them to be in conformity with Generally Accepted Accounting Principles. The prevalence and significance of these adjustments resulted in our concluding that we have a material weakness in our internal controls over financial reporting as of December 31, 2011, and that our internal controls over financial reporting were not effective. Since our operating subsidiaries have inception dates that do not exceed one year from our fiscal year end, we believe we will fully implement and monitor our system of internal controls over financial reporting sufficient to be able to fully remediate the material weaknesses during fiscal year 2012.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Officer/Director Since
Matt Hill	38	Chairman of the Board and Chief Executive Officer	July 27, 2011
Jeffrey Aaronson	55	Chief Financial Officer, Corporate Secretary, and Director	July 27, 2011
John Ellis	43	President and Chief Operating Officer	October 3, 2011
Michael Warsinske	49	Director	September 19, 2011
Michael Thorson	43	Director	November 29, 2011

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Matt Hill - Chairman of the Board and Chief Executive Officer

Matt Hill is the founder of WebXU and has been Chairman of the Board and Chief Executive Officer of the Company since July 2011. He was previously employed by Webxu, Inc., the private pre-Merger company, since November 2010. Mr. Hill was President of Adjuice, Inc. from November 2009 to May 2010. In 2005, Mr. Hill was President and founder of the e-commerce entity Shopit.com, which he subsequently sold in 2009 to Atrinsic, Inc. Mr. Hill holds a Bachelor of Arts degree from Boston College, in Boston, Massachusetts.

Jeffrey Aaronson - Director, Chief Financial Officer, and Corporate Secretary

Jeffrey Aaronson has been Chief Financial Officer and Corporate Secretary since July 2011 and was previously an employee of Webxu, Inc., the private pre-Merger company, since November 2010. He served as the Director of Accounting at Kaching, Kaching, Inc., a publicly traded e-commerce company immediately prior to his role with Webxu and subsequent to his tenure at Davidoff. From October 2008 to March 2010, Mr. Aaronson was Controller of Davidoff of Geneva, Inc., an importer and retail outlet for premium cigars. From July 2007 to October 2008, he was the General Manager and Controller for Crowne Closets and Cabinets. From 2003 to 2007, he served as President and CFO and was on the board of directors of Diasys Corp., a public company. Mr. Aaronson holds a Bachelor of Business Administration in Accounting degree from Adelphi University, in Garden City, New York.

John Ellis – President and Chief Operating Officer

John Ellis has been President and Chief Operating Officer since October 2011 and a member of the board from September 17, 2011 to October 3, 2011. Mr. Ellis was the Chief Executive Officer of PurePhoto from April 2009 to September 2011. From December 2007 to December 2008, he was the Chief Operating Officer and Chief Marketing Officer of NextMedium. From September 2005 to August 2007, Mr. Ellis was the Vice President of Global Product Management for ValueClick.

Michael Warsinske – Director

Mr. Warsinske is a member of the board since January 2011. He is an internet advertising executive, and, since January 2007, Mr. Warsinske has been CEO of OverAd Media, a digital media sales firm. He is also founder and CEO of Cybereps, an early online advertising sales company which launched advertising sales for IMDB.com, Advertising.com, Andover.net, Reuters.com and eMarketer.com. Cybereps grew to 100 employees in 7 offices and was sold to Interep (Nasdaq: IREP) in 2001. Mr. Warsinske also co-founded Wordcents, an early contextual advertising network sold to YBrant Digital. He served as a member of the Board of Directors of Beyond Commerce, Inc., a public company, from September 2008 to July 2010. Mr. Warsinske is a graduate of the University of Oregon, School of Journalism.

Michael Thorson – Director

Michael Thorson has been a member of the board since November 2011. Since 2009, Mr. Thorson has been a partner at Inventure Capital, a private multi-strategy investment fund that he founded and that is based in Madison, Wisconsin. From 2006 through 2009, Mr. Thorson was Managing Director, Head of EMEA Rates, and Currencies & Commodities, at Bank of America, in London, England.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

●	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such forms received by us, and to the best of our knowledge, no required reports during the fiscal year ended December 31, 2011 were untimely filed by any executive officer, director, or greater than 10% stockholder except for the following:

●	We believe Steven Tedesco, as a 10% shareholder, and Christine Tedesco, as an executive officer, director, and a 10% shareholder, were each required to file a Form 4 to report the disposition of an aggregate 7,115,859 shares of our common stock in connection with our transfer of CST Oil & Gas Corporation to the Tedesco’s on October 24, 2011. To date, no such Forms 4 have been filed, and no Form 5 has been filed by either Steven Tedesco or Christine Tedesco.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, directors, and employees, a copy of which is available on our website on the Investor Relations page.

Recommendation of Nominees to the Board

There were no changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Diversity

While the Company does not have a policy regarding diversity of its Board members, diversity is one of a number of factors that is typically taken into account in identifying Board nominees. We believe that we have a very diverse Board of Directors in terms of previous business experience and educational and personal background of the members of our Board.

Audit Committee; Audit Committee Financial Expert

Our entire Board of Directors acts as our audit committee. We intend to form a separate audit committee and designate an audit committee financial expert in the future and as soon as an appropriate and qualified candidate is located.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2011 and 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Non- equity Incentive Plan Compen- sation ($)		Non- qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)		Total ($)
Matt Hill,	2011		$225,000		$112,500	$	─	$	─	$	─	$	─	$	─		$337,500
CEO	2010		$28,125	$	─	$	─		$3,000	$	─	$	─	$	─		$31,125

Jeffrey Aaronson,	2011		$170,000		$85,000	$	─		$250,000	$	─	$	─	$	─		$505,000
CFO	2010		$21,250	$	─		$25,000		$250	$	─	$	─	$	─		$461,500

John Ellis,	2011		$50,000	$	─	$	─		$500,000	$	─	$	─	$	─		$550,000
President, COO	2010	$	─	$	─	$	─	$	─	$	─	$	─	$	─	$	─

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the options as of the date of grant, and then expenses that value over the service period over which the options becomes exercisable (vested). As a general rule, for service-based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

2011 Grants of Plan-Based Awards

		Estimated Future payment under Non-Equity Incentive Plan Awards			Estimated Future payments under Equity Incentive Plan Awards			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise or Base Price	Grant Date Fair Value
Name	Grant Date	Thres- hold ($)	Target ($)	Max- imum ($)	Thres- hold ($)	Target ($)	Max- imum ($)	Shares of Stock or Units (#)	Underlying Options (#)	of Option Awards ($/Sh)	of Stock Option Awards (1)

Jeffrey Aaronson	09/01/11	$	─	$	─	$	─	$	─	$	─	$	─	─	250,000	$1.00	$250,000

John Ellis	10/03/11	$	─	$	─	$	─	$	─	$	─	$	─	─	500,000	$1.00	$500,000

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 805.

Employment Agreements

The following are summaries of our employment agreements with our executive officers whose compensation is listed in the Summary Compensation Table above.

Matt Hill entered into an employment agreement with WebXU on November 15, 2010, which expires on November 15, 2014. Pursuant to this agreement, Mr. Hill receives an annual base salary of $225,000. In November 2010, Mr. Hill received a one-time upfront stock option grant to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.001 per share; which 50% of these options vest on the one-year anniversary of the grant, with the remainder vesting at 1/12 each month following the one-year anniversary. Additionally, Mr. Hill will receive additional grants of stock options subject to Board approval and bonuses based on certain EBITDA criteria. Upon Mr. Hill’s termination without cause or for good reason or due to death or disability, he will receive one-year’s salary plus his target bonus, provided WebXU is EBITDA positive for the preceding 12 month period, and his 3,000,000 initial option grant will become fully vested. This agreement was amended on February 10, 2012 so that any EBITDA calculation would exclude non-cash stock compensation as an expense.

Jeffrey Aaronson has been employed on an at-will basis by Webxu since November 15, 2010. Mr. Aaronson’s November 15, 2010 employment agreement was amended on February 10, 2012. Under the new terms, he receives an annual base salary of $200,000 beginning on January 1, 2012. He has received grants of options to purchase up to an aggregate 500,000 shares of common stock. Vesting of his options will accelerate upon a change of control of the Company. Mr. Aaronson will receive additional grants subject to the direction of the Board of Directors. In 2012, he is eligible for an annual bonus of fifty percent (50%) of his base salary provided we achieve a positive EBITDA (excluding non-cash stock compensation as an expense) after inclusion of his projected bonus. The term of his employment agreement ends on January 1, 2015. If Mr. Aaronson’s employment is terminated for other than cause or if he has good reason to terminate his agreement, then we will provide severance payments equal to his base salary for one year.

The Company signed an employment offer and agreement letter on September 1, 2011 with John Ellis, President and Chief Operating Officer. The effective date of this four year employment agreement was the earlier of (i) the registrant securing a minimum of $2 million in financing and (ii) October 15, 2011, but, by oral agreement, the parties agreed that the effective date is October 3, 2011. Mr. Ellis receives an annual base salary of $200,000. He is also eligible for a bonus of $20,000, beginning with the 2012 fiscal year, based on achieving 20% of annual organic EBITDA growth, excluding growth from acquisitions and any revenue producing assets. Mr. Ellis receives a grant of options to purchase 500,000 shares of common stock at $1.00 per share, which 33% of these options vest on the one-year anniversary of the grant, with the remainder vesting at 2.792% each month following the one-year anniversary. Mr. Ellis will be eligible for a bonus of options to purchase 125,000 shares of common stock, beginning with the 2012 fiscal year; based on achieving 20% of annual organic EBITDA growth, excluding growth from acquisitions and any revenue producing assets. If a change of control of the Company occurs by August 31, 2012, then 100% of his unvested 500,000 initial grant options will vest. Mr. Ellis’s employment can be terminated by either party for any or no reason. If either party terminates the employment for any reason other than cause, or if Mr. Ellis, for good reason, and if in either case, Mr. Ellis signs a waiver and release of claims against the registrant, then he will receive his base salary for three months following the termination.

Outstanding Equity Awards at December 31, 2011

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)
Matt Hill	3,000,000	(1)	─	─	$0.10	11/15/2020	─	─	─	─

Jeffrey Aaronson	250,000	(2)	─	─	$0.10	11/15/2020	─	─	─	─

Jeffrey Aaronson	250,000	(2)	─	─	$1.00	09/01/2021	─	─	─	─

John Ellis	500,000	(3)	─	─	$1.00	10/03/2021	─	─	─	─

(1)	50% of these options vest on the one-year anniversary of the grant, with the remainder vesting 1/12 each month following the one-year anniversary.
(2)	33% of these options vest on the one-year anniversary of the grant, with the remainder vesting 1/24 each month following the one-year anniversary.
(3)	33% of these options vest on the one-year anniversary of the grant, with the remainder vesting 2.792% each month following the one-year anniversary.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)		Option Awards ($)		Non-equity Incentive Plan Compen- sation		Non- qualified Deferred Compen-sation Earnings		All Other Compen- sation ($)		Total ($)
Matt Hill (2)	$	─	$	─	$	─	$	─	$	─	$	─	$	─
Jeffrey Aaronson (2)	$	─	$	─	$	─	$	─	$	─	$	─	$	─
Michael Warsinske	$	─	$	─	$	─	$	─	$	─	$	─	$	─
Michael Thorson	$	─	$	─		$25,000	$	─	$	─	$	─		$25,000

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for time in service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	This individual’s compensation as a director is reflected in the Summary Compensation Table above.

We signed a Director Offer Letter with Michael Thorson in November 2011. Mr. Thorson’s term will continue until he is terminated or resigns or until his successor is duly elected and qualified, and he is subject to re-election each year at an annual meeting of shareholders. Subject to the Board’s approval, he will be compensated with an option to purchase up to 25,000 shares of our common stock at $1.00 per share, which option was granted on November 21, 2011 under our 2011 Equity Incentive Plan. The option will fully vest on November 28, 2012. Additionally, Mr. Thorson was granted 50,000 shares of common stock in November 2011. We are required and we currently maintain an officers’ and directors’ insurance policy, insuring Mr. Thorson for a minimum liability amount of $2,000,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 3, 2012, for each of the following persons:

•	each of our directors and each of the named executive officers;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 11999 San Vicente Blvd., Suite 400, Los Angeles, CA 90049. The percentage of class beneficially owned set forth below is based on 20,565,538 shares of common stock outstanding on January 1, 2012.

Name and Address or Position	Number of Shares of Common Stock Beneficially Owned (1)		% of Shares of Common Stock Beneficially Owned (1)
Matt Hill Chairman of the Board, President, and Chief Executive Officer	10,000,000	(2)	44.3%
Jeffrey Aaronson Chief Financial Officer, Secretary, and Director	360,417	(3)	1.7%
John Ellis President and Chief Operating Officer	0		*
Michael Warsinske Director	256,664	(4)	1.3%
Michael Thorson Director	50,000		*
5% Stockholders:
Sunlight Ventures, LLC 3435 Ocean Park Blvd., Suite 107-282, Santa Monica, CA 90405	10,000,000	(5)	44.3%
Evolved Technology LLC
PO Box 2416, Aliso Viejo, CA 92656	2,000,000	(6)	9.7%
Kirkcaldy Group LLC 1017 El Camino Real, #218, Redwood City, CA 94063	1,350,000	(7)	6.6%
RTW Holdings, LLC 3400 Airport Ave., Building D, Santa Monica, CA 90405	1,500,000	(8)	7.3%

All Executive Officers and Directors as a Group (5 persons)	10,667,081		47.0%

* Less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	All of these shares are owned of record by Sunlight Ventures, LLC. Mr. Hill, as the sole owner and managing member of Sunlight Ventures, LLC, may be deemed to be the indirect beneficial owner of these securities since he has sole voting and investment control over the securities. 2,000,000 shares represent shares deemed to be beneficially owned by Mr. Hill, who has the right to acquire the shares within 60 days of the date as of which the information is provided.

(3)	250,000 of these shares are pledged as security under a Pledge Agreement described under “Changes in Control” below. The remainder of 110,417 represent shares that are deemed to be beneficially owned by Mr. Aaronson, who has the right to acquire the shares within 60 days of the date as of which the information is provided.

(4)	40,000 of these shares are beneficially owned by the wife and children of Mr. Warsinske. Mr. Warsinske may be deemed to be the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(5)	All of these shares are pledged as security under a Pledge Agreement described under “Changes in Control” below. The individual person with sole voting and investment control over these securities is Matt Hill, the stockholder’s sole owner and managing member. 2,000,000 shares represent shares deemed to be beneficially owned by Mr. Hill, who has the right to acquire the shares within 60 days of the date as of which the information is provided.

(6)	The individual person with sole voting and investment control over these securities is Ryan Poelman, the stockholder’s sole owner.

(7)	The individual person with sole voting and investment control over these securities is Somephone Soukhaseum, the stockholder’s sole owner.

(8)	All of these shares are pledged as security under a Pledge Agreement described under “Changes in Control” below. The individual person with sole voting and investment control over these securities is Rhett McNulty, the stockholder’s sole owner.

Changes in Control

On May 24, 2011, 10,000,000 shares of WebXU, Inc.’s common stock were pledged as security under a Pledge Agreement in connection with a $750,000 loan to WebXU. 8,000,000 of the pledged shares were held by Sunlight Ventures, LLC, which shares are indirectly beneficially owned by Matt Hill, our CEO. 250,000 of the pledged shares were held by Jeffrey Aaronson, our CFO. 1,500,000 of the pledged shares were held by RTW Holdings, LLC, a beneficial holder of more than 5% of our common stock after the July 2011 reverse triangular merger. The pledged shares were converted into our common stock in the merger and remain pledged as security under the Pledge Agreement. The pledged shares constitute 48.6% of our voting stock, and operation of the pledge may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

Our Board of Directors has determined that it currently has two members who qualify as “independent” as the term is defined in Section 803A and Rule 10A-3(b)(ii) promulgated thereunder of the Exchange Act and the listing standards of the Nasdaq Capital Market. The independent directors are Michael Warsinske and Michael Thorson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Seale and Beers, CPAs served as our independent registered public accounting firm for our fiscal year ended December 31, 2010 and from January 1, 2011 through December 5, 2011. L.L. Bradford and Company has served as our independent registered public accounting firm since December 5, 2011. The following table shows the fees that were billed for audit and other services provided by these firms during the 2011 and 2010 fiscal years:

	Fiscal Year Ended December 31,
	2011			2010
	L.L. Bradford	Seale		Seale
Audit Fees (1)	$100,000	$	─	$750
Audit-Related Fees (2)	─		─	─
Tax Fees (3)	─		─	─
All Other Fees (4)	─		─	─
Total	$100,000	$	─	$750

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

Our entire Board approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses. During the fiscal year ended December 31, 2011, all of our audit and non-audit expenses were approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our consolidated financial statements for the years ended December 31, 2011 and 2010 begin on page F-1 of this annual report. We are not required to file any supplemental financial statement schedules.

Exhibit Table

Ex. No.	Description
2.1	Agreement and Plan of Merger by and among the registrant, CST Acquisition Corp., and WebXU, Inc., dated July 22, 2011 (1)

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

10.1	Employment Agreement between WebXU, Inc. and Matt Hill, dated November 15, 2010 (1)

10.2	Employment Agreement between WebXU, Inc. and Jeffrey Aaronson, dated November 15, 2010 (1)

10.3	Bill of Sale; Assignment and Assumption Agreement between Kirkcaldy Group, LLC, WebXU, Inc., and Bonus Interactive, Inc., dated April 25, 2011 (1)

10.4	Pledge Agreement between RTW Holdings, LLC, Sunlight Ventures, LLC, Jeffrey Aaronson, Krishnan Ramaswami, WebXU, Inc., and Amy Atkinson, dated May 24, 2011 (1)

10.5	Indemnification Agreement between the registrant and Christine Tedesco, dated July 22, 2011 (1)

10.6	Acquisition Agreement between Steve and Christine Tedesco and the registrant, dated July 22, 2011 (1)

10.7	Employment Agreement between the registrant and John Ellis, dated September 1, 2011 and accepted September 9, 2011 (2)

10.8	Share Exchange Agreement between the registrant, Lot6 Media, Inc., Evolved Technology, LLC, and Ryan Poelman, dated November 14, 2011 (3)

10.9	Lock-Up/Leak-Out Agreement between the registrant and Evolved Technology, LLC, dated November 15, 2011 (3)

10.10	Letter Agreement between WebXU, Inc. and Threadpoint, LLC dated January 6, 2012 (5)

10.11	Loan Agreement between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

10.12	Senior Secured Promissory Note for $1.2 million between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

10.13	Warrant Agreement to purchase common stock between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

10.14	Pledge and Security Agreement between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

10.15	Amended Employment Agreement between WebXU, Inc. and Matt Hill, dated February 10, 2012 *

10.16	Amended Employment Agreement between WebXU, Inc. and Jeffrey Aaronson, dated February 10, 2012 (8)

14.1	Code of Business Conduct and Ethics *

16.1	Letter from Seale and Beers, CPAs to the U.S. Securities and Exchange Commission, dated December 5, 2011 (4)

21.1	List of Subsidiaries *

23.1	Consent of L.L. Bradford & Co., LLC, dated January 24, 2012 (6)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

99.1	Financial Statements for Lot6 Media, LLC (6)

99.2	Unaudited Proforma financial statements for Lot6 Media acquisition (6)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-related information in this report shall be deemed “furnished” and not “filed.”

(1)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on October 7, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on November 16, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on December 6, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on January 10, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on January 24, 2012 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.

(7)	Filed on March 7, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on March 27, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBXU, INC.

/s/ Matt Hill
Matt Hill, Chief Executive Officer

Date: April 9, 2012

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Matt Hill	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 9, 2012
Matt Hill

/s/ Jeffrey Aaronson	Chief Financial Officer (Principal Financial and Accounting Officer), Corporate Secretary, and Director	April 9, 2012
Jeffrey Aaronson

/s/ John Ellis	President and Chief Operating Officer	April 9, 2012
John Ellis

/s/ Michael Warsinske	Director	April 9, 2012
Michael Warsinske

