Form 10-Q
period 2012-03-31
WebXU, Inc.
filed 2012-05-14
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53095

WEBXU, INC.

(Exact Name of Registrant as specified in its charter)

Delaware	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

11999 San Vicente Blvd., Suite 400
Los Angeles, CA	90049
(Address of principal executive offices)	(zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 10, 2012, 2012, was 23,590,538.

FORM 10-Q

WEBXU, INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBXU, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2012

3

WEBXU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:

Cash	$145,038	$875,150
Restricted cash-Breakwater reserve account	452,534	—
Accounts receivable, net	1,878,599	2,218,504
Accounts receivable - related party, net	725,979	639,599
Prepaid and other expenses	116,363	77,378
Total current assets	3,318,513	3,810,631

Property, website, and computer equipment	179,336	179,336
Less: Accumulated depreciation and amortization	(37,896)	(24,808)
Property, website, and computer equipment, net	141,440	154,528

Other Assets:
Investment in Lot6	7,834,673	7,834,673
Promissory note receivable	3,850	3,850
Other assets	—	132,494
Total assets:	$11,298,476	$11,936,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,248,298	$950,848
Accounts payable - related party, net	784,402	467,972
Short term Loans Payable, net of discount	1,124,702	1,030,000
Wages payable	378,313	430,472
Note Payable-Lot6 acquisition	4,898,493	4,898,493
Promissory Note Payable, net of discount-Breakwater	681,719	—
Notes payable	596,712	2,057,712
Due on acquisition of CST Holding Corp.	—	120,000
Accrued expenses	25,750	569,856
Other current liabilities	86,982	78,706
Total current liabilities	9,825,371	10,604,059

Total liabilities:	9,825,371	10,604,059

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,590,538 and 20,565,538 outstanding as of March 31, 2012 and December 31, 2011, respectively.	23,591	20,566
Additional paid in capital	9,960,963	4,315,455
Retained Earnings	(3,003,904)	(2,823,330)
Net (Loss)	(5,507,545)	(180,574)
Total stockholders’ equity	1,413,105	1,332,117

Total liabilities and stockholders’ equity:	$11,298,476	$11,936,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2012 and 2011

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Sales (net of returns)	$3,849,938	$-
Sales-related party (net of returns)	875,880	-
Total Sales	4,725,818	-

Cost of goods sold	(2,128,069)	-
Cost of goods sold-related party	(1,285,115)	-
Total Cost of Goods Sold	(3,413,184)	-

Gross profit	1,312,634	-

Operating expenses:
General and administrative	1,353,196	149,453
General and administrative-related party	119,839	-
Professional fees	224,569	30,195
Depreciation	13,088	-
	1,710,692	179,648
(Loss) from operations	(398,058)	(179,648)

Other (expense):
Interest expense	(4,233,404)	(1,495)
Amortization of debt discount	(341,115)	-
Loss on previously held variable interest entity	(534,968)	-
Total Other(expense)	(5,109,487)	(1,495)
(Loss) before provision for income taxes	(5,507,545)	(181,143)

Provision for income tax	-	-
Net (loss)	$(5,507,545)	$(181,143)

Net (loss) per share
(Basic and fully diluted)	$(0.25)	$(0.01)
Weighted average number of common shares outstanding	22,168,255	14,421,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month periods ended March 31,

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(5,507,545)	$(181,143)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation of fixed assets	13,088	-
Stock based compensation	776,339	9,838
Shares issued for interest expense	3,975,000	-
Amortization of debt discount	341,115
Changes in components of working capital:		-
(Increase) decrease in accounts receivable	339,905	(3,450)
(Increase) in accounts receivable - related party	(86,380)	-
Decrease in other current assets	93,509	-
Increase in accounts payable	297,450	21,930
Increase in accounts payable - related party	316,430	-
Increase (decrease) in wages payable	(52,159)	98,750
Increase in other current liabilities	8,276	-
Increase (decrease) in accrued expenses	(544,106)	19,499
Net cash (used in) operating activities	(29,078)	(34,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in note payable related to acquisition of CST Holding	(120,000)	-
Notes and advances receivable	-	(13,850)
Net cash (used in) investing activities:	(120,000)	(13,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Officer	-	250
Increase in short term loans payable	170,000	-
Common stock sold for cash and options expense	62,500	26,350
Proceeds from debt issuance for notes payable	1,200,000	30,000
Payments on notes payable	(1,561,000)	-
Net cash (used in) provided by financing activities:	(128,500)	56,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(277,578)	$8,174
Cash and cash equivalents, beginning of period	$875,150	$-
Cash and cash equivalents, end of period	$597,572	$8,174

Interest paid	$258,404	$-
Taxes paid	$677	$-

Non-Cash Transactions:
Shares issued for services	$600,000	$-
Options issued for compensation	$176,339	$965
Warrants issued as debt discount	$2,068,777	$-
Loss on previously held Variable Interest Entity	$534,968	$-
Shares issued for interest expense	$3,975,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the three months ended March 31, 2012 and 2011 included herein have been prepared by management and are unaudited. Such condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2012.

Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2011 in the Form 10-K filed with the SEC.

2. Summary of Significant Accounting Policies

Variable Interest Entity (VIE)

Pursuant to a Bill of Sale, Assignment and Assumption Agreement, executed on May 2, 2011, WebXU, Inc. (the “Company”) purchased the assets and technology platform (that now serves as the hub for future acquisitions) from the Kirkcaldy Group, LLC in exchange for 50,000 shares of the Company’s common stock. The agreement provided that if the Company did not go public or engage in a sale of its business resulting in liquidity event each valued at least $25 million within two years of the agreement, Kirkcaldy Group, LLC would have the right to repurchase the assets and technology platform by returning the 50,000 shares of the Company’s common stock to WebXU. The Company believed the Kirkcaldy Group, LLC was a Variable Interest Entity (“VIE”) for the 2011 period, requiring consolidation, primarily since the majority of its transactions had been with Bonus Interactive, Inc., a subsidiary of WebXU. Additionally, the total equity at risk was not sufficient to finance the entity’s activities without additional subordinated financial support. (See Note 7 below).

During the first quarter of 2012, the Company recognized one-time, non-cash, pre-tax loss of approximately $535,000 as a result. The loss is included in the condensed consolidated statement of operations as a loss on previously held variable interest entity. The assets of a consolidated VIE are used to settle the liabilities of that entity. The liabilities of a consolidated VIE do not have recourse to the general credit of the Company.

Deconsolidation of previously held VIE

Upon determining that an entity is no longer considered a VIE. The Company deconsolidates the entity in accordance with FASB Topic 810-10-40. This process applies the assets to settle the liabilities, resulting in a gain or loss on the previously held VIE, listed separately on the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. Certain funds that are deemed to be restrictive and not available for use without certain restrictions are identified separately on the Statements of Condition. The Company determines if the restricted cash is a current asset or non-current asset and reports it in the appropriate line item, on the Company’s Statements of Condition.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. During the quarter ended March 31, 2012, the Company did not recognize an impairment charge.

Intangible Assets

Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company’s acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the three months ended March 31, 2012 and 2011.

Stock Based Compensation

The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services); and EITF 00-18 (Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees.) Generally, the equity instruments issued for services or goods are for common shares or common stock purchase warrants. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

Recent Accounting Pronouncements

Company's management has reviewed all of the FASB's Accounting Standard Updates through March 31, 2012 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

3. Restrictive Cash

Restrictive cash relates to the lock box arrangement with Breakwater Structured Growth Opportunities Fund, L.P. (“Breakwater”) Breakwater holds one payment on the short term note payable in escrow prior to releasing the cash to the Company. As of March 31, 2012, there was $452,534 held by Breakwater of which $200,000 was for the payment due on April 2, 2012.

4. Loans and Notes Payable

Loans and Notes payable as of March 31, 2012 were as follows:

		Original
		Loan			Interest	Ending	Interest
Loan Holder	Note Date	Amount	Collateral	Due Date	Rate	Balance	Expense
Note 1	5/24/11	$200,000	200,000 Warrants	5/23/2012	12%	$200,000	$5,984
Note 2	5/24/11	200,000	200,000 Warrants	5/23/2012	12	200,000	5,984
Note 3	5/24/11	50,000	50,000 Warrants	5/23/2012	12	50,000	1,495
Note 4	6/6/11	100,000	100,000 Warrants	5/23/2012	12	100,000	2,992
Note 5	6/9/11	45,000	45,000 Warrants	5/23/2012	12	45,000	1,346
Note 6	6/9/11	45,000	45,000 Warrants	5/23/2012	12	45,000	1,346
Note 7	6/13/11	50,000	50,000 Warrants	5/23/2012	12	50,000	1,496
Note 8	6/14/11	50,000	50,000 Warrants	5/23/2012	12	50,000	1,496
Note 9	6/20/11	10,000	10,000 Warrants	5/23/2012	12	10,000	299
Note 10	7/27/11	90,000	90,000 Warrants	5/23/2012	12	90,000	2,693
Note 11	7/26/11	90,000	90,000 Warrants	5/23/2012	12	90,000	2,693
Note 14	9/29/10	140,000	www.paydayloan.net	9/30/2012	-	70,000	-
Note 15	3/26/12	200,000	200,000 Warrants	6/23/2012	15	200,000	-
Less: debt disc.		(114,861)				(75,298)
sub-total-Loans		$1,155,139				$1,124,702	$27,823

Note Holder

Legal	10/14/11	$250,000	250,000 Warrants	10/14/2012	12%	$250,000	$7,500
CST Holding	7/26/11	120,000	Bonus Int. Assets	12/31/2011	-	-	-
Evolved Tech	11/16/11	4,898,493	Lot6 Assets	5/13/2012	-	4,898,493	-
Working Cap-Lot6	11/16/11	1,807,712	Lot6 Cash on hand	N/A	-	346,712	-
Breakwater	3/1/12	1,200,000	Certain assets	5/13/2012	12%	1,100,000	-
Less: debt disc.		(719,833)				(418,281)
sub-total-Notes		$7,556,372				$6,176,924	$7,500

Total		$8,711,511				$7,301,626	$35,323

On March 1, 2012, WebXU, Inc. and its subsidiaries (collectively, the "Company") entered into a Loan Agreement with Breakwater pursuant to which the Company issued to Breakwater a Senior Secured Promissory Note with principal in the amount of $1,200,000 for a loan by Breakwater to the Company of $1,000,000. The note matures on May 13, 2012. Interest accrues at 12% per annum and increases by an additional 8% upon a default. The principal plus any accrued but unpaid interest must be repaid according to the schedule set forth in the Loan Agreement. Late payments are assessed 5% of the delinquent installment payment amount. The Company must pay an additional 5% in liquidated damages upon any late payment. In connection with this loan transaction, the Company issued to Breakwater a warrant to purchase up to 1,000,000 shares of its common stock at $1.50 per share. The price was reduced to $1.00 per share on March 26, 2012, in accordance with the provisions of the warrant. The warrant contains piggyback registration rights, and expires on March 1, 2017. (See Note 9, Subsequent Events). The note matures on May 13, 2012.

On March 26, 2012 the Company issued a $200,000 loan payable, maturing in 90 days. The loan accrues interest at 15%. The transaction included the issuance of warrants having a strike price of $1.00 and a 5 year term.

The relative fair value method was used to allocate the proceeds between the warrants and the loans. The resulting debt discounts were then accreted over the life of the loans.

Total interest expense for the three months ended March 31, 2012 and 2011 was $4,233,404 and $0, respectively.

5. Capital Stock Activity

Effective on January 15, 2012, the Company issued 1,000,000 shares to Evolved Technology, LLC in lieu of interest due, in conjunction with the acquisition of Lot6 Media, Inc. The shares were valued at $1.50 per share, the then current market price.

Effective on February 6, 2012, one individual exercised 125,000 of stock options to purchase the Company’s common stock, at $0.50 per share.

Effective on February 8, 2012, the Company issued 400,000 shares related to a settlement with the Kirkcaldy Group, LLC, in connection with the termination of an agreement, valued. at $1.50 per share.

Effective on February 15, 2012, the Company issued 750,000 shares to Evolved Technology, LLC in lieu of interest due, in conjunction with the acquisition of Lot6 Media, Inc. The shares were valued at $1.50 per share, the then current market price.

Effective on March 15, 2012, the Company issued 750,000 shares to Evolved Technology, LLC in lieu of interest due, in conjunction with the acquisition of Lot6 Media, Inc. The shares were valued at $1.80 per share, the then current market price.

Dividends

The Company has never issued dividends.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	December 31, 2011	2012	Exercised	March 31, 2012
$1.00	1,180,000	200,000	-	1,380,000
1.50	-	1,000,000	-	1,000,000
Total	1,180,000	1,200,000	-	2,380,000

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of March 31, 2012 under FASB ASC 718 and using the Black-Scholes-Merton valuation model. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The full term of the warrants granted was used for the expected life since the warrants were granted to organizations where turnover is expected to be low and since they are expected to hold the warrants for the full term to obtain the maximum benefit. The volatility assumptions were derived from management’s assessment of volatilities used by other companies, and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate - 0.84%
Expected life (years) - 5 Years
Expected dividend yield - 0.0%
Volatility - 300%

Options

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

6. Acquisition of Lot6 Media, Inc.

On November 15, 2011, the Company completed its acquisition of Lot6 Media, Inc. (“Lot6 Media”), a Delaware corporation. Lot6 Media provides a variety of solutions for online businesses, media marketing agencies, and marketers. The acquisition cost included a $5 million note payable in six months and 1 million shares of the Company’s restricted common stock. The Company also acquired the working capital of Lot6 Media and recorded a note payable for $1,861,532. The Lot6 Media shareholder has the option of taking payment for up to 50% of the amount owed as a promissory note in restricted common stock as payment on the note in lieu of cash payments. Additionally, there are earn-out provisions based on EBITDA for each of the two successive years after the acquisition. The actual condensed statements of operations for Lot6 Media for the three months ending on March 31, 2012 and 2011 for the acquisition are:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Sales (net of returns)	$4,269,032	$5,276,584
Cost of goods sold	(3,104,486)	(4,087,362)
Gross profit	1,164,546	1,189,222

Operating expenses:
General and administrative	565,426	658,537
Professional fees	7,047	13,280
Depreciation	-	-
	572,473	671,817
Net Income	$592,073	$517,405

The adjusted pro-forma consolidated statement of operations for the three months ending on March 31, 2012 and 2011 for the Company and its subsidiaries are as follows:

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2012	31, 2011
Sales (net of returns)	$4,725,818	$5,276,584
Cost of goods sold	(3,413,184)	(4,087,362)
Gross profit	1,312,634	1,189,222

Operating expenses:
General and administrative	1,473,035	807,992
Professional fees	224,569	43,475
Depreciation	13,088	-
	1,710,692	851,467
Income (loss) from operations	(398,058)	337,755

Other (expense):
Interest expense	(4,233,404)	(1,495)
Amortization of debt discount	(341,115)	-
Loss on previously held VIE	(534,968)	-
Total Other (expense)	(5,109,487)	(1,495)
Income (loss) before provision for income taxes	(5,507,545)	336,260

Provision for income tax	-	-
Net income (loss)	$(5,507,545)	$336,260

Net income (loss) per share
(Basic and fully diluted)	$(0.25)	$0.02
Weighted average number of common shares outstanding	22,168,255	14,421,253

7. Settlement with Kirkcaldy

On January 3, 2012 the Company entered into an agreement with Kirkcaldy Group, LLC (“Kirkcaldy”), in which Kirkcaldy’s 3-year consulting agreement of $350,000 per annum plus common stock of the Company, was terminated in exchange for payment of $81,482 in accounts payable which was then due to Kirkcaldy, 5 payments totaling $100,000, and 400,000 shares of the Company’s common stock.

The following table reconciles the consideration paid to the loss on previously held VIE.

Assets of Kirkcaldy	$690,662
Less: Liabilities	(673,047)
Net Gain on deconsolidation	17,615

Less: Consideration paid per agreement:
Cash	$(100,000)
Elimination of assets and liabilities on Bonus Interactive’s books related to Kirkcaldy	147,417
Stock (400,000 shares at $1.50 per share)	(600,000)
Total	(552,583)

Total loss on previously held VIE	$(534,968)

8. Net Loss per Share of Common Stock

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

	2012	2011
Numerator -basic and diluted loss per share net loss	$(5,507,545)	$(181,143)

Net loss available to common stockholders	$(5,507,545)	$(181,143)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	22,168,255	14,421,253
Basic and diluted loss per share	$(0.25)	$(0.01)

9. Subsequent Events

On April 28, 2012, the board of directors of the Company approved and ratified a Letter Agreement dated April 27, 2012 by and between the Company and John Ellis, the Company's President and Chief Operating Officer (the "Letter Agreement"). Pursuant to the Letter Agreement, the Company amended Mr. Ellis' Employment Agreement dated September 1, 2011, and accepted by Mr. Ellis on September 9, 2011 and authorized the issuance of an option to purchase an additional one million (1,000,000) shares of the Company's common stock at an exercise price of $1.60 per share which is contingent on the closing of a future investment (whether debt or equity or a combination) of at least One Million Dollars ($1,000,000) in the Company. Options for Five Hundred Thousand (500,000) shares vest immediately upon the closing of a One Million Dollar future investment in the Company, options for Two Hundred Fifty Thousand (250,000) shares of stock shall vest 12 months after such closing, and options for an additional Two Hundred Fifty Thousand (250,000) shares shall vest 24 months after such closing, so long as Mr. Ellis remains an employee or consultant to the Company. In the event of a change of control of the Company (or its successor), upon the closing of such change of control, then 100% of any unvested options shall be accelerated and shall immediately become vested. All options will have a cashless exercise feature.

On May 7, 2012 the Company completed the collection of funds to retire the $1,200,000 Breakwater note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in, Item 1 of Part I in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

Overview

We are a media company that acquires and integrates consumer-oriented businesses in the customer acquisition and e-commerce categories, focusing on operational improvement and augmenting of management resources. We also provide marketing solutions for online businesses, media agencies and marketers through our wholly owned subsidiary, Lot6 Media. Our revenue is generated from advertisers that desire sales leads from engaged consumers. Our wholly owned subsidiary, Bonus Interactive Inc., a Delaware corporation (“Bonus Interactive”) is engaged in the business of customer acquisition and retention programs in both the online and offline arenas.

The following is Management’s Discussion and Analysis of the results of operations for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2011, the comparison is for WebXU only, since the commenced operations of Bonus Interactive and the acquisition of Lot6 had not yet taken place.

Results of Operations

Sales

Sales for the three month periods ended March 31, 2012 and 2011 were $4,725,818 and $0, respectively. Bonus Interactive commenced operations in April 2011, and Lot6 was acquired in November 2011, therefore, no sales were recorded for the three months ended March 31, 2011.

Cost of Goods Sold

Cost of goods sold for the three month period ended March 31, 2012 was $3,413,184. No costs of goods sold was recorded for the three month period ending March 31, 2011, as there was no revenue for that period.

Operating Expenses

Operating expenses for the three month periods ended March 31, 2012 and 2011 were $1,710,692 and $179,648, respectively. The majority of the difference between the three month periods, in addition to the added operating expenses of our subsidiaries, Bonus Interactive and Lot6 Media, was due to stock based compensation of $776,339 for the three months ended March 31, 2012 compared to $9,838 for the same period in 2011, due to increased stock issued. Additionally, legal fees were incurred primarily related to financings.

Interest Expense

For the three months ended March 31, 2012, interest expense was approximately $4.2 million compared to $1,495 for the same period in 2011. Interest expense of approximately $4.2 million relates to 2.5 million shares of common stock that were issued, in lieu of paying interest, at $1.50 and $1.80 per share in the first quarter of 2012 related to notes arising from the Lot6 Media acquisition. The remaining interest expense for the first quarter of 2012 relates to the notes and loan payables that did not exist during the same period of 2011.

Amortization of Debt Discount

For the three months ended March 31, 2012, amortization of debt discount was $39,563 for amortization of the fair value of warrants associated with a loan payable for $200,000 and $301,532 was for amortization of the fair value of the warrants for a note payable for $1.2 million to Breakwater. There were no debt discounts for the first quarter of 2011.

4

Net Loss

Our net loss for the three month period ending March 31, 2012 and March 31, 2011 was $5,507,545 and $181,143, respectively.

Liquidity and Capital Resources

Our total cash resources as of March 31, 2012 was $597,572, of which $452,534 was considered restricted cash as it is committed to repay our Breakwater note payable. As shown in the accompanying condensed consolidated financial statements, we incurred a loss from operations of $398,058 for the three month period ended March 31, 2012 and a net loss from operations of $180,574 for the three month period ended March 31, 2011. Our current liabilities exceeded current assets by $6,506,858 at March 31, 2012.

Since inception, we have financed our operations primarily through debt and equity financings. The acquisition of Lot6 provides a means to fund our future cash flows as well as the pursuit of additional financings.

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2012 was $29,078 although loss from operations was $398,058. This was primarily due to the use of stock issuances instead of cash/liquid assets to pay for settlement expenses and/or interest expense.

Investing Activities

The Company paid in full the $120,000 note payable related to the acquisition of CST for $120,000 during the three month period ended March 31, 2012.

Financing Activities

Cash flows from financing activities consisted of increases in our short term loans payable of $170,000 and common stock sold for cash of $62,500 plus the net capital addition from Breakwater of $1.1 million. Cash used in financing activities included the pay down of $1,461,000 on the working capital loan payable in conjunction with the acquisition of Lot6.

Other

We do not believe that inflation has had a material impact on our business or operations.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or commitments to guarantee the payment obligations of any third parties. We have no retained or contingent interest in assets transferred to any unconsolidated entity that would be considered an off-balance sheet arrangement, and we do not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

5

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

Changes in Internal Control over Financial Reporting

There were changes in our internal controls over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It was determined that additional assistance was necessary in the Company's financial reporting. Therefore, the Company has engaged a Financial Reporting Manager during the first quarter of 2012 and began a training program for more complete understanding of the Company's operations and how it relates to the Financial Reporting process.

6

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable to smaller reporting companies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

7

ITEM 6. EXHIBITS

Exh. No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

10.1	Loan Agreement between WebXU, Inc., Bonus Interactive, Inc., WebXU Media, Inc., Lot6 Media, Inc., and Breakwater Structured Growth Opportunities Fund, L.P., dated March 1, 2012. (2)

10.2	Senior Secured Promissory Note issued by WebXU, Inc., Bonus Interactive, Inc., WebXU Media, Inc., and Lot6 Media, Inc., to Breakwater Structured Growth Opportunities Fund, L.P., dated March 1, 2012. (2)

10.3	Warrant to Purchase Common Stock issued by WebXU, Inc. to Breakwater Structured Growth Opportunities Fund, L.P., dated March 1, 2012. (2)

10.4	Pledge and General Security Agreement between WebXU, Inc., Bonus Interactive, Inc., WebXU Media, Inc., Lot6 Media, Inc. and Breakwater Structured Growth Opportunities Fund, L.P., dated March 1, 2012. (2)

10.5	Amended Employment Agreement between WebXU, Inc. and Jeffrey Aaronson, dated February 10, 2012 (3)

10.6	Amended Employment Agreement between WebXU, Inc. and John Ellis, dated April 27, 2012 (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

101

The following financial statements from the WebXU , Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensive Business Reporting Language (XBRL):

(i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.*

*	Filed herewith.

(1)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(2)	Filed on March 7, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(3)	Filed on March 27, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(4)	Filed on May 2, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	By:	/s/ Matt Hill
Matt Hill, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Jeffrey Aaronson
Jeffrey Aaronson, Chief Financial Officer
(Principal Financial and Accounting Officer)

9