Form 10-Q
period 2012-06-30
WebXU, Inc.
filed 2012-08-21
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 10, 2012, was 23,590,538.

FORM 10-Q

WEBXU, INC.

2

Explanatory Note

On or before the filing date, our auditors notified us of technical problems they encountered with their internal system, specifically email, that prevented them from completing the required field work and review of their client’s filings.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBXU, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2012

3

WEBXU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:

Cash	$57,372	$875,150
Restricted cash-Breakwater reserve account	26,280	—
Accounts receivable, net	207,490	2,218,504
Accounts receivable - related party, net	1,080,580	639,599
Prepaid and other expenses	73,404	77,378
Total current assets	1,445,126	3,810,631

Property, website, and computer equipment	179,336	179,336
Less: Accumulated depreciation and amortization	(49,950)	(24,808)
Property, website, and computer equipment, net	129,386	154,528

Other assets:
Investment in Lot6	3,548,417	7,834,673
Promissory note receivable	3,850	3,850
Other assets	—	132,494
Total assets:	$5,126,779	$11,936,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,729,116	$950,848
Accounts payable - related party, net	981,247	467,972
Short term Loans Payable, net of discount	1,200,000	1,030,000
Wages payable	209,152	430,472
Note Payable-Lot6 acquisition	—	4,898,493
Promissory Note Payable, net of discount-Breakwater	862,610	—
Notes payable	250,000	2,057,712
Due on acquisition of CST Holding Corp.	—	120,000
Accrued expenses	9,587	569,856
Other current liabilities	91,483	78,706
Total current liabilities	5,333,195	10,604,059

Total liabilities:	5,333,195	10,604,059

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,290,538 and 20,565,538 outstanding as of June 30, 2012 and December 31, 2011, respectively	25,291	20,566
Additional paid in capital	15,714,581	4,315,455
Retained Earnings	(3,003,904)	(2,823,330)
Net (Loss)	(12,942,384)	(180,574)
Total stockholders’ equity (deficit)	(206,416)	1,332,117

Total liabilities and stockholders’ equity:	$5,126,779	$11,936,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six month periods ended June 30, 2012 and 2011

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales (net of returns)	$945,087	$919,775	$4,795,024	$919,775
Sales-related party (net of returns)	286,039	-	1,161,919	-
Total Sales	1,231,126	919,775	5,956,943	919,775

Cost of goods sold	(699,815)	(813,320)	(2,827,884)	(813,320)
Cost of goods sold-related party	(297,024)	-	(1,582,139)	-
Total Cost of Goods Sold	(996,839)	(813,320)	(4,410,023)	(813,320)

Gross profit	234,287	106,455	1,546,920	106,455

Operating expenses:
General and administrative	1,991,270	374,495	3,344,464	523,948
General and administrative-related party	76,783	-	196,622	-
Impairment of investment in Lot6	4,286,256	-	4,286,256	-
Professional fees	121,087	113,345	345,657	144,466
Depreciation	12,054	7,286	25,142	7,286
	6,487,450	495,126	8,198,141	675,700
(Loss) from operations	(6,253,163)	(388,671)	(6,651,221)	(569,245)

Other (expense):
Interest expense	(559,137)	(8,573)	(4,792,540)	(8,573)
Amortization of debt discount	(622,540)	-	(963,655)	-
Loss on previously held variable interest entity	-	-	(534,968)	-
Total Other(expense)	(1,181,677)	(8,573)	(6,291,163)	(8,573)
(Loss) before provision for income taxes	(7,434,840)	(397,244)	(12,942,384)	(577,818)

Provision for income tax	-	-	-	-
Net (loss)	$(7,434,840)	$(397,244)	$(12,942,384)	$(577,818)

Net (loss) per share
(Basic and fully diluted)	$(0.31)	$(0.03)	$(0.58)	$(0.04)
Weighted average number of common shares outstanding	24,148,932	15,775,750	22,259,891	13,994,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended June 30,

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,942,384)	$(577,818)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Increase in allowance for doubtful accounts-accounts receivable	326,339	-
Depreciation of fixed assets	25,142	7,286
Stock based compensation	5,756,194	31,324
Purchase of assets with stock	-	121,056
Impairment of investment in Lot6	4,286,256	-
Shares issued for interest expense	3,975,000	-
Amortization of debt discount	963,355	-
Changes in components of working capital:
(Increase) decrease in accounts receivable	1,684,675	(919,775)
(Increase) in accounts receivable - related party	(440,981)	-
Decrease in other current assets	136,468	(79,167)
Increase in accounts payable	778,268	901,964
Increase in accounts payable - related party	513,275	-
Increase (decrease) in wages payable	(221,320)	104,387
Increase in other current liabilities	12,776	(800)
Increase (decrease) in accrued expenses	(560,269)	23,581
Net cash provided by (used in) operating activities	4,294,794	(387,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(261,056)
Decrease in note payable related to acquisition of CST Holding	(120,000)	-
Notes and advances receivable	-	(3,850)
Net cash provided by (used in) investing activities:	(120,000)	(264,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short term loans payable	170,000	904,500
Common stock sold for cash and options expense	62,500	26,350
Proceeds from debt issuance for notes payable	1,507,413	-
Payments on notes payable-Lot6	(4,898,493)	-
Payments on notes payable	(1,777,712)	-
Net cash (used in) provided by financing activities:	(4,966,292)	930,850

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(791,498)	$277,980
Cash and cash equivalents, beginning of period	$875,150	$-
Cash and cash equivalents, end of period	$83,652	$277,980
Interest paid	$223,487	$8,573
Taxes paid	$-	$800
Non-Cash Transactions:
Shares issued for services	$600,000	$30,018
Options issued for compensation	$907,894	$1,306
Warrants issued as debt discount	$3,667,793	$-
Loss on previously held Variable Interest Entity	$534,968	$-
Shares issued for interest expense	$3,975,000	$-
Shares issued for debt-Lot6	$4,248,300	$-
Impairment of investment I Lot6	$4,286,256	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the three and six months ended June 30, 2012 and 2011 included herein have been prepared by management and are unaudited. Such condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2012.

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

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. Certain funds that are deemed to be restrictive and not available for use without certain restrictions are identified separately on the Statements of Condition. The Company determines if the restricted cash is a current asset or non-current asset and reports it in the appropriate line item, on the Company’s Condensed Consolidated Statements of Condition.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired; the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. During the quarter ended June 30, 2012, the Company determined certain assets of Lot 6 may be impaired and recorded an impairment charge of $4,286,256.

Intangible Assets

Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company’s acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. In the second quarter of 2012, the Company recorded an impairment charge to its investment in Lot6, primarily due to declining revenues. No impairment loss was recorded for the three or six months ended June 30, 2011.

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

Recent Accounting Pronouncements

Company's management has reviewed all of the FASB's Accounting Standard Updates through June 30, 2012 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying condensed consolidated financial statements.

3. Restrictive Cash

Restrictive cash relates to the lock box arrangement with Breakwater Structured Growth Opportunities Fund, L.P. (“Breakwater”) Breakwater holds one payment on the short term note payable in escrow prior to releasing the cash to the Company. As of June 30, 2012, there was $26,280 held by Breakwater in the “Restricted cash-Breakwater reserve account”, as reported on the Company’s Condensed Consolidated Statements of Condition.

4. Loans and Notes Payable

Loans and Notes payable as of June 30, 2012 were as follows:

		Original
Note	Note	Loan			Interest	Ending	Interest
Holder	Date	Amount	Collateral	Due Date	Rate	Balance	Expense
Note 1	5/24/11	$200,000	200,000 Warrants	12/31/12	12%	$200,000	$11,967
Note 2	5/24/11	200,000	200,000 Warrants	12/31/12	12	200,000	11,967
Note 3	5/24/11	50,000	50,000 Warrants	12/31/12	12	50,000	2,991
Note 4	6/6/11	100,000	100,000 Warrants	12/31/12	12	100,000	5,984
Note 5	6/9/11	45,000	45,000 Warrants	12/31/12	12	45,000	2,693
Note 6	6/9/11	45,000	45,000 Warrants	12/31/12	12	45,000	2,693
Note 7	6/13/11	50,000	50,000 Warrants	12/31/12	12	50,000	2,992
Note 8	6/14/11	50,000	50,000 Warrants	12/31/12	12	50,000	2,992
Note 9	6/20/11	10,000	10,000 Warrants	12/31/12	12	10,000	598
Note 10	7/27/11	90,000	90,000 Warrants	12/31/12	12	90,000	5,385
Note 11	7/26/11	90,000	90,000 Warrants	12/31/12	12	90,000	5,385
Note 14	9/29/10	140,000	www.paydayloan.net	9/30/2012	-	70,000	-
Note 15	3/26/12	200,000	200,000 Warrants	12/31/12	15	200,000	5,013
Less: debt disc.		(114,861)				-
sub-total-Loans		$1,155,139				$1,200,000	$60,660

Note Holder

Legal	10/14/11	$250,000	250,000 Warrants	10/14/2012	12%	$250,000	$7,500
CST Holding	7/26/11	120,000	Bonus Int. Assets	12/31/2011	-	-	-
Evolved Tech	11/16/11	4,898,493	Lot6 Assets	5/13/2012	-	-	-
Working Cap-Lot6	11/16/11	1,807,712	Lot6 Cash on hand	N/A	-	-	155,327
Breakwater	5/18/12	1,200,000	Certain assets	11/18/2012	12%	1,507,413	-
Less: debt disc.		(719,833)				(644,803)	-
sub-total-Notes		$7,556,372				$1,142,610	$162,827

Total		$8,711,511				$2,312,610	$223,487

Breakwater

On March 1, 2012, WebXU, Inc. and its subsidiaries (collectively, the "Company") entered into a Loan Agreement with Breakwater pursuant to which the Company issued to Breakwater a Senior Secured Promissory Note with principal in the amount of $1,200,000 for a loan by Breakwater to the Company of $1,000,000. On May 7, 2012, the Company completed the collection of funds to retire the $1,200,000 Breakwater note.

On May 18, 2012, WebXU, Inc. and its subsidiaries (collectively, the “Company”) entered into an Amendment No. 1 to Loan Agreement (the “Loan Agreement”) with Breakwater Structured Growth Opportunities Fund L.P. (“Breakwater”), amending the Loan Agreement entered into with Breakwater on March 1, 2012, pursuant to which the Company issued to Breakwater a Senior Secured Promissory Note with principal in the amount of $1,800,000 for a loan by Breakwater to the Company of $1,500,000, representing an original issue discount of $300,000.

The note matures on November 18, 2012. Interest accrues at 12% per annum and increases by an additional 8% upon a default. The principal plus any accrued but unpaid interest must be repaid according to the following schedule:

Payment Date	Amount to be Paid
June 18, 2012	$310,587.06
July 18, 2012	$310,587.06
August 18, 2012	$310,587.06
September 18, 2012	$310,587.06
October 18, 2012	$310,587.06
November 18, 2012	$310,587.06

Late payments are assessed at 5% of the delinquent installment payment amount. The Company must pay an additional 5% in liquidated damages upon any late payment. Upon a Default Event, Breakwater may in its sole discretion declare the balance of the unpaid principal and accrued interest immediately due and payable without prior notice. On May 18, 2012, the Company issued to Breakwater Structured Growth Opportunities Fund L.P. a warrant to purchase up to 1,000,000 shares of the Company’s common stock at $1.00 per share. The warrant expireson May 17, 2017.

Notes Payable

On March 26, 2012 the Company issued a $200,000 loan payable, maturing in 90 days. The loan accrues interest at 15%. The transaction included the issuance of warrants having a strike price of $1.00 and a 5 year term.

Evolved Technology

On May 14, 2012, the Company entered into a Letter Agreement with Evolved Technology, LLC, and PC Global Investments LLC; interest accrues at 12% per annum and increases by an additional 8% upon a default. The principal plus any accrued but unpaid interest must be repaid according to the schedule set forth in the Loan Agreement. Late payments are assessed 5% of the delinquent installment payment amount. The Company must pay an additional 5% in liquidated damages upon any late payment. In connection with this loan transaction, the Company issued to Breakwater a warrant to purchase up to 1,000,000 shares of its common stock at $1.50 per share. The price was reduced to $1.00 per share on March 26, 2012, in accordance with the provisions of the warrant. The warrant contains piggyback registration rights, and expired on March 1, 2017. The note matured on May 13, 2012.

On May 15, 2012, the Company retired the Lot6 Media $4,898,493 Sellers Note for the assets of Lot6 Media. The November 2011 transaction included an unwind provision which is now removed by the retiring of this Note. On May 18, 2012, in conjunction with the retirement of this note, the Company issued 1,700,000 shares of stock to Evolved Technology.

Interest

Total interest expense for the three months ended June 30, 2012 and 2011 was $559,136 and $8,573, respectively. Total interest expense for the six months ended June 30, 2012 and 2011 was $4,792,541 and $8,573, respectively.

5. Capital Stock Activity

Effective on January 15, 2012, the Company issued 1,000,000 shares of its common stock to Evolved Technology, LLC in lieu of interest due, in conjunction with the acquisition of Lot6 Media, Inc. The shares were valued at $1.50 per share, the then current market price.

Effective on February 6, 2012, one individual exercised 125,000 of stock options to purchase the Company’s common stock, at $0.50 per share.

Effective on February 8, 2012, the Company issued 400,000 shares of its common stock related to a settlement with the Kirkcaldy Group, LLC, in connection with the termination of an agreement, valued at $1.50 per share.

Effective on February 15, 2012, the Company issued 750,000 shares of its common stock to Evolved Technology, LLC in lieu of interest due, in conjunction with the acquisition of Lot6 Media, Inc. The shares were valued at $1.50 per share, the then current market price.

Effective on March 15, 2012, the Company issued 750,000 shares of its common stock to Evolved Technology, LLC in lieu of interest due, in conjunction with the acquisition of Lot6 Media, Inc. The shares were valued at $1.80 per share, the then current market price.

On May 14, 2012, the Company issued to Breakwater a warrant to purchase up to 1,000,000 shares of its common stock at $1.50 per share. The price was reduced to $1.00 per share on March 26, 2012, in accordance with the provisions of the warrant. The warrant contains piggyback registration rights, and expires on March 1, 2017.

Effective May 18, 2012, the Company issued 1,700,000 shares of its common stock to Evolved Technology in lieu of the retirement of the Sellers Note debt in conjunction with the acquisition of Lot6 Media, Inc.

Dividends

The Company has never issued dividends.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	December 31, 2011	2012	Exercised	June 30, 2012
$1.00	1,180,000	200,000	-	1,380,000
1.00	-	2,000,000	-	2,000,000
Total	1,180,000	2,200,000	-	3,380,000

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of June 30, 2012 under FASB ASC 718 and using the Black-Scholes-Merton valuation model. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The full term of the warrants granted was used for the expected life since the warrants were granted to organizations where turnover is expected to be low and since they are expected to hold the warrants for the full term to obtain the maximum benefit. The volatility assumptions were derived from management’s assessment of volatilities used by other companies, and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate - 0.88%
Expected life (years) –7 Years
Expected dividend yield - 0.0%
Volatility - 300%

Options

2011 Stock Option Plan

On May 16, 2011, the Company cancelled the 2010 Equity Incentive Plan and adopted the 2011 Equity Incentive Plan (the “Equity Plan”), pursuant to which the Company is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 10,000,000 shares of common stock to our employees, officers, directors, consultants, and advisors. The Equity Plan provides for awards of incentive stock options, non-statutory stock options, and rights to acquire restricted stock. Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-statutory stock options granted under the Equity Plan are not intended to qualify as incentive stock options under the Code.

6. Acquisition of Lot6 Media, Inc.

On November 15, 2011, the Company completed its acquisition of Lot6 Media, Inc. (“Lot6 Media”), a Delaware corporation. Lot6 Media provides a variety of solutions for online businesses, media marketing agencies, and marketers. The acquisition cost included a $5 million note payable in six months and 1 million shares of the Company’s restricted common stock. The Company also acquired the working capital of Lot6 Media and recorded a note payable for $1,861,532. The Lot6 Media shareholder has the option of taking payment for up to 50% of the amount owed as a promissory note in restricted common stock as payment on the note in lieu of cash payments. Additionally, there are earn-out provisions based on EBITDA for each of the two successive years after the acquisition. The actual condensed statements of operations for Lot6 Media for the three and six months ending on June 30, 2012 and 2011 for the acquisition are:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2011

Sales (net of returns)	$1,137,576	$5,723,880	$5,406,608	$11,000,464
Cost of goods sold	(953,263)	(3,986,755)	(4,057,749)	(8,074,117)
Gross profit	184,313	1,737,125	1,348,859	2,926,347

Operating expenses:
General and administrative	214,089	967,861	779,521	1,626,400
Professional fees	5,000	7,512	12,041	20,792
Depreciation	-	-	-	-
	219,089	975,373	791,562	1,647,192
Net Income (Loss)	$(34,776)	$761,752	$557,297	$1,279,155

The adjusted pro-forma consolidated statement of operations for the three and six months ending on June 30, 2012 and 2011 for the Company and its subsidiaries are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales (net of returns)	$1,231,126	$6,643,655	$5,956,943	$11,920,239
Cost of goods sold	(996,839)	(4,800,075)	(4,410,023)	(8,887,437)
Gross profit	234,287	1,843,580	1,546,920	3,032,802

Operating expenses:
General and administrative	2,068,053	1,342,356	3,541,086	2,263,693
Impairment of investment in Lot6	4,286,256	-	4,286,256	-
Professional fees	121,087	113,345	345,657	58,273
Depreciation	12,054	14,798	25,142	-
	6,487,450	1,470,499	8,198,141	2,321,966
Income (loss) from operations	(6,253,163)	373,081	(6,651,221)	710,836

Other (expense):
Interest expense	(559,137)	(8,573)	(4,792,540)	(10,068)
Amortization of debt discount	(622,540)	-	(963,655)	-
Loss on previously held VIE	-	-	(534,968)	-
Total Other (expense)	(1,181,677)	(8,573)	(6,291,163)	(10,068)
Income (loss) before provision for income taxes	(7,434,840)	364,508	(12,942,384)	700,768

Provision for income tax	-	-	-	-
Net income (loss)	$(7,434,840)	$364,508	$(12,942,384)	$700,768

Net income (loss) per share
(Basic and fully diluted)	$(0.31)	$0.02	$(0.58)	$0.05
Weighted average number of common shares outstanding	24,148,932	15,775,750	22,259,891	13,994,504

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator -basic and diluted loss per share net loss	$(7,434,840	$(397,244	$(12,942,3844)	$(577,818)

Net loss available to common stockholders	$(7,434,840)	(397,244)	$(12,942,384)	$(577,818)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	24,148,932	15,775,750	22,259,891	13,994,504
Basic and diluted loss per share	$(0.31)	(0.13)	$(0.58)	$(0.04)

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

The following is Management’s Discussion and Analysis of the results of operations for the three and six months ended June 30, 2012 and 2011. For the three months ended June 30, 2011, the comparison is for WebXU and Bonus Interactive only, since the acquisition of Lot6 had not yet taken place.

Results of Operations for the three months ended June 30, 2012 and 2011

Sales

Sales for the three month periods ended June 30, 2012 and 2011 were $1,231,126 and $919,775, respectively. Bonus Interactive commenced operations in April 2011, and Lot6 was acquired in November 2011, therefore, only Bonus Interactive’s sales were recorded for the three months ended June 30, 2011.

Cost of Goods Sold

Cost of goods sold for the three month period ended June 30, 2012 was $996,839. Cost of goods sold was $813,320 for the three month period ending June 30, 2011, reflecting only Bonus Interactive’s activity.

Operating Expenses

Operating expenses for the three month periods ended June 30, 2012 and 2011 were $6,487,450 and $495,126, respectively. The majority of the difference between the three month periods, in addition to the added operating expenses of our subsidiaries, was due to recording an impairment charge of approximately $4.3 million related to the investment in Lot6, and stock based compensation of approximately $1.6 million for the three months ended June 30, 2012 compared to $21,486 for the same period in 2011, due to increased stock issued, related to Lot6. In the second quarter of 2012, the Company increased its reserve for doubtful accounts for accounts receivable in excess of 90 days by $326,339. Additionally, legal fees were incurred primarily related to financings.

Interest Expense

For the three months ended June 30, 2012, interest expense was $559,137 compared to $8,573 for the same period in 2011. Interest expense of $155,327 relates to the retirement of the Lot6 Media Sellers Note. 2. The remaining interest expense for the second quarter of 2012 relates to the notes and loan payables that did not exist during the same period of 2011.

Amortization of Debt Discount

For the three months ended June 30, 2012, amortization of debt discount was $622,540 for amortization of the fair value of warrants for a note payable for $1.2 million to Breakwater. There were no debt discounts for the second quarter of 2011.

Net Loss

Our net loss for the three month period ending June 30, 2012 and 2011 was $7,434,840 and $397,244, respectively.

Results of Operations for the six month sended June 30, 2012 and 2011

Sales

Sales for the six month periods ended June 30, 2012 and 2011 were $5,956,943 and $919,775, respectively. Bonus Interactive commenced operations in April 2011, and Lot6 was acquired in November 2011, therefore, the sales recorded for the six months ended June 30, 2011 reflect only the activity of Bonus Interactive.

Cost of Goods Sold

Cost of goods sold for the six month period ended June 30, 2012 was $4,410,023. Cost of goods sold was $813,320 for the six month period ending June 30, 2011, reflecting only Bonus Interactive’s activity since April 2011.

Operating Expenses

Operating expenses for the six month periods ended June 30, 2012 and 2011 were $3,911,885 and $675,700, respectively. The majority of the difference between the three month periods, in addition to the added operating expenses of our subsidiaries, was due to recording an impairment charge of approximately $4.3 million to the investment in Lot6 and to stock based compensation of approximately $3.6 million for the six months ended June 30, 2012 compared to $31,324 for the same period in 2011, due to increased stock issued, primarily related to the Lot6 acquisition. In the second quarter of 2012, the Company increased its reserve for doubtful accounts for accounts receivable in excess of 90 days by $326,339. Additionally, legal fees were incurred primarily related to financings.

Interest Expense

For the six months ended June 30, 2012, interest expense was approximately $4.8 million compared to $8,573 for the same period in 2011. Interest expense of approximately $4.2 million relates to 2.5 million shares of common stock that were issued, in lieu of paying interest, at $1.50 and $1.80 per share in the first quarter of 2012 related to notes arising from the Lot6 Media acquisition. During the second quarter of 2012, interest expense of $155,327 related to the payoff of the original Lot6 Sellers Note. The remaining interest expense for the first and second quarters of 2012 relates to the notes and loan payables that did not exist during the same period of 2011.

Amortization of Debt Discount

For the six months ended June 30, 2012, amortization of debt discount was $963,655 for amortization of the fair value of warrants associated with a note payable for $1.2 million to Breakwater. There were no debt discounts for the first six months of 2011.

Net Loss

Our net loss for the six month period ending June 30, 2012 and 2011 was $12,942,384 and $577,818, respectively.

Liquidity and Capital Resources

Our total cash resources as of June 30, 2012 were $83,652, of which $26,280 was considered restricted cash as it is committed to repay our Breakwater note payable. As shown in the accompanying condensed consolidated financial statements, we incurred a loss from operations of $6,651,221 for the six month period ended June 30, 2012 and a net loss from operations of $569,245 for the six month period ended June 30, 2011. Approximately $4.3 million of that loss in 2012 is due to our impairment charge to our Lot6 investment. Our current liabilities exceeded current assets by $3,888,069 at June 30, 2012. On May 7, 2012 the Company completed the collection of funds to retire the $1,200,000 Breakwater note. Additionally, on May 18, 2012, the Company retired the Lot6 Media Sellers Note for approximately $5 million.

On May 25, 2012, WebXU, Inc. (the “Company”) entered into a Management Agreement (the “Agreement”) dated May 23, 2012 (but executed on May 25, 2012) with AJTJ Capital LLC (“AJTJ Capital”), pursuant to which the Company retained AJTJ Capital to provide certain management services, including sourcing, structuring and negotiating a potential business combination transaction for the Company. The term of the Agreement is for a three year period, but may be terminated earlier by mutual agreement, material breach, or by the Company at any time provided that the Company shall pay AJTJ Capital the sum of $1 million upon the earlier of the Company either raising $3 million or eighteen months. As payment for the services to be rendered by AJTJ Capital, the Company granted AJTJ Capital 5,000,000 shares of its common stock, subject to a Restricted Stock Agreement dated May 23, 2012 (but executed on May 25, 2012) between the Company and AJTJ Capital (“Restricted Stock Agreement”). Under the terms of the Restricted Stock Agreement, the 5,000,000 shares of common stock are to be issued to

AJTJ Capital but held by the Company in escrow, subject to vesting. The common stock vests for AJTJ Capital according to the following schedule based on the Company’s Average Market Capitalization over any twenty day trading period:

●	Average Market Capitalization of $75 million or more—1,666,666 shares vest
●	Average Market Capitalization of $100 million or more—1,666,667 shares vest
●	Average Market Capitalization of $150 million or more—1,666,667 shares vest

In the event of a sale of the Company or a change of control during the term of Agreement, all unvested shares of common stock automatically vest. Any stock which has not vested at the termination or expiration of the Agreement shall be forfeited and the shares cancelled and returned to the Company. Furthermore, in the event of a stock split or recapitalization prior to vesting, the number of shares of common stock is subject to adjustment.

AJTJ Capital has also agreed as a part of the Restricted Stock Agreement that until its shares have vested, AJTJ Capital shall vote the shares as directed by the Chief Executive Officer of the Company or his nominee.

The relative fair value method was used to allocate the proceeds between the warrants and the loans. The resulting debt discounts were then accreted over the life of the loans.

Since inception, we have financed our operations primarily through debt and equity financings.

Operating Activities

Net cash provided by operating activities for the six month period ended June 30, 2012 was $4,294,794. This was primarily due to the use of stock issuances instead of cash/liquid assets to pay for settlement expenses and/or interest expense.

Investing Activities

The Company paid in full the $120,000 note payable related to the acquisition of CST for $120,000 during the first quarter of 2012.

Financing Activities

Cash flows from financing activities consisted of increases in our short term loans payable of $170,000 and common stock sold for cash of $62,500 plus the net capital addition from Breakwater of $1.5 million. Cash used in financing activities included the pay down of $4,898,493 on the working capital loan payable and Sellers Note in conjunction with the acquisition of Lot6. Additionally, the original Breakwater note payable for $1.2 million was also paid off during the second quarter of 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exh. No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

10.1	Amended Employment Agreement between WebXU, Inc. and John Ellis, dated April 27, 2012 (2)

10.2	Letter Agreement among WebXU, Inc., Evolved Technology, LLC, Ryan Poelman and PC Global Investments LLL, dated May 14, 2012. (3)

10.3	Amendment No. 1 to Loan Agreement between WebXU, Inc., Bonus Interactive Inc., WebXU Media. Inc., Lot6 Media, Inc., and Breakwater Structured Growth Opportunities Fund L.P., dated May 18, 2012.(4)

10.4	Senior Secured Promissory Note issued by WebXU, Inc., Bonus Interactive Inc., WebXU Media. Inc., Lot6 Media, Inc., and Breakwater Structured Growth Opportunities Fund L.P., dated May 18, 2012.(4)

10.5	Warrant to Purchase Common Stock issued by WebXU, Inc. to Breakwater Structured Growth Opportunities Fund L.P., dated May 18, 2012.(4)

10.6	First Amendment to Pledge and General Security Agreement between WebXU, Inc., Bonus Interactive Inc., WebXU Media. Inc., Lot6 Media, Inc., and Breakwater Structured Growth Opportunities Fund L.P., dated May 18, 2012.(4)

10.7	Management Agreement dated May 23,but executed on May 25, 2012, with AJTJ Capital LLC. (5)

10.8	Restricted Stock Agreement dated May 23,but executed on May 25, 2012, with AJTJ Capital LLC. (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101

The following financial statements from the WebXU, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensive Business Reporting Language (XBRL):

(i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.*

*	Filed herewith.

(1)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(2)	Filed on May 2, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(3)	Filed on May 16, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(4)	Filed on May 24, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(5)	Filed on June 1, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2012	By:	/s/ Matt Hill
Matt Hill, Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Jeffrey Aaronson
Jeffrey Aaronson, Chief Financial Officer
(Principal Financial and Accounting Officer)

