Form 10-Q/A
period 2012-06-30
WebXU, Inc.
filed 2012-09-07
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of WebXU, INC., for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 21, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(2)	Filed on May 2, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(3)	Filed on May 16, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(4)	Filed on May 24, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(5)	Filed on June 1, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2012	By:	/s/ Matt Hill
Matt Hill, Chief Executive Officer
(Principal Executive Officer)

Date: September 6, 2012	By:	/s/ Jeffrey Aaronson
Jeffrey Aaronson, Chief Financial Officer
(Principal Financial and Accounting Officer)