Form 10-Q
period 2012-09-30
WebXU, Inc.
filed 2012-11-19
CIK 1416729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53095

WEBXU, INC.

(Exact Name of Registrant as specified in its charter)

Delaware	26-0460511
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3435 Ocean Park Blvd., Suite 107-282
Santa Monica, CA	90405
(Address of principal executive offices)	(zip code)

(310) 807-1765

(Registrant’s telephone number, including area code)

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, November 10, 2012, was 25,730,538.

FORM 10-Q

WEBXU, INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBXU, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

Quarter Ended September 30, 2012

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:

Cash	$0	$875,150
Restricted cash-Breakwater reserve account	11,782	—
Accounts receivable, net	100,490	2,218,504
Accounts receivable - related party, net	99,332	639,599
Prepaid and other expenses	31,875	77,378
Total current assets	243,479	3,810,631

Property, website, and computer equipment	179,336	179,336
Less: Accumulated depreciation and amortization	(62,003)	(24,808)
Property, website, and computer equipment, net	117,333	154,528

Other assets:
Investment in Lot6	0	7,834,673
Promissory note receivable	3,850	3,850
Other assets	—	132,494
Total assets:	$364,662	$11,936,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,744,601	$950,848
Accounts payable - related party, net	-	467,972
Short term Loans Payable, net of discount	1,170,000	1,030,000
Wages payable	252,240	430,472
Note Payable-Lot6 acquisition	—	4,898,493
Promissory Note Payable, net of discount-Breakwater	834,104	—
Notes payable	250,000	2,057,712
Due on acquisition of CST Holding Corp.	—	120,000
Accrued expenses	30,499	569,856
Other current liabilities	161,482	78,706
Total current liabilities	4,442,926	10,604,059

Notes payable – long term, net of discount	132,869	0

Total liabilities:	4,575,795	10,604,059

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,730,538 and 20,565,538 outstanding as of September 30, 2012 and December 31, 2011, respectively	25,731	20,566
Additional paid in capital	15,828,663	4,315,455
Retained Deficit	(20,065,527)	(3,003,904)
Total stockholders’ equity	(4,211,133)	1,332,117

Total liabilities and stockholders’ equity:	$364,662	$11,936,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2012 and 2011

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales (net of returns)	$13,447	$2,193,396	$4,808,475	$3,113,171
Sales-related party (net of returns)	-	-	1,161,919	-
Total Sales	13,447	2,193,396	5,970,394	3,113,171

Cost of goods sold	(22,447)	(1,486,587)	(2,850,331)	(2,299,907)
Cost of goods sold-related party	-	-	(1,582,139)	-
Total Cost of Goods Sold	(22,447)	(1,486,587)	(4,432,470)	(2,299,907)

Gross profit (loss)	(9,000)	706,809	1,537,924	813,264

Operating expenses:
General and administrative	333,732	1,005,809	3,670,256	1,529,757
General and administrative-related party	-	-	196,622	-
Impairment of investment in Lot6	3,548,417	-	7,834,673	-
Professional fees	33,210	209,280	355,307	353,746
Depreciation	12,054	10,929	37,195	18,215
	3,927,413	1,226,018	12,094,053	1,901,718
(Loss) from operations	(3,936,413)	(519,209)	(10,556,129)	(1,088,454)

Other (expense):
Interest expense	(161,276)	(48,805)	(4,985,377)	(57,378)
Amortization of debt discount	(21,494)	-	(985,149)	-
Loss on previously held variable interest entity	-	-	(534,968)	-
Total Other(expense)	(182,770)	(48,805)	(6,505,494)	(57,378)
(Loss) before provision for income taxes	(4,119,183)	(568,014)	(17,061,623)	(1,145,832)

Provision for income tax	-	-	-	-
Net (loss)	$(4,119,183)	$(568,014)	$(17,061,623)	$(1,145,832)

Net (loss) per share
(Basic and fully diluted)	$(0.16)	$(0.03)	$(0.76)	$(0.08)
Weighted average number of common shares outstanding	25,369,485	17,031,543	22,538,125	14,774,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,061,623)	$(1,145,832)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Increase in allowance for doubtful accounts-accounts receivable	326,339	-
Depreciation of fixed assets	37,195	18,215
Stock based compensation	5,707,584	58,615
Impairment of investment in Lot6	7,834,673	-
Shares issued for interest expense	4,071,000	-
Amortization of debt discount	986,849	7,308
Changes in components of working capital:
(Increase) decrease in accounts receivable	1,791,675	(1,520,230)
(Increase) in accounts receivable - related party	540,267	-
(Increase) decrease in other current assets	177,997	(123,129)
Increase in accounts payable	793,754	1,580,160
Increase (decrease) in accounts payable - related party	(467,972)	-
Increase (decrease) in wages payable	(178,232)	33,298
Increase in other current liabilities	2,776	20,000
Increase (decrease) in accrued expenses	(539,358)	371,026
Net cash provided by (used in) operating activities	4,022,924	(700,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(140,000)
Decrease in note payable related to acquisition of CST Holding	(120,000)	-
Investment in CST Holding Corp.	-	(364,036)
Notes and advances receivable	-	(3,850)
Net cash provided by (used in) investing activities:	(120,000)	(507,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short term loans payable	220,000	1,210,000
Increase in long term loans payable	200,000	-
Common stock sold for cash and options expense	62,500	24,026
Proceeds from debt issuance for notes payable	1,507,413	-
Payments on notes payable-Lot6	(4,898,493)	-
Payments on notes payable	(1,857,712)	-
Net cash (used in) provided by financing activities:	(4,766,292)	1,234,026

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(863,368)	$25,573
Cash and cash equivalents, beginning of period	$875,150	$-
Cash and cash equivalents, end of period	$11,782	$25,573
Interest paid	$223,487	$8,573
Taxes paid	$-	$800
Non-Cash Transactions:
Shares issued for services	$726,300	$10,183
Options issued for compensation	$732,985	$48,437
Warrants issued as debt discount	$3,667,793	$-
Loss on previously held Variable Interest Entity	$534,968	$-
Shares issued for interest expense	$4,071,000	$-
Shares issued for debt-Lot6	$4,248,300	$-
Impairment of investment in Lot6	$7,834,673	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEBXU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

The condensed consolidated financial statements and the notes thereto for the three and nine months ended September 30, 2012 and 2011 included herein have been prepared by management and are unaudited. Such condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2012.

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

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. Certain funds that are deemed to be restrictive and not available for use without certain restrictions are identified separately on the Condensed Consolidated Balance Sheet. The Company determines if the restricted cash is a current asset or non-current asset and reports it in the appropriate line item, on the Company’s Condensed Consolidated Balance Sheet.

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

Accounts receivable balances were $199,822 (net of allowance for doubtful accounts of $326,339) as of September 30, 2012.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Management determined that certain conditions existed as of September 30, 2012, that justify the impairment of goodwill derived from the purchase of Lot 6 Media, LLC. The Company therefore determined during the nine months ended September 30, 2012, to recognize an impairment loss of $7,834,673.

Intangible Assets

Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company’s acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the three or nine months ended September 30, 2012 and 2011.

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

Recent Accounting Pronouncements

Company’s management has reviewed all of the FASB’s Accounting Standard Updates through September 30, 2012 and has concluded that none will have a material impact on the Company’s financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying condensed consolidated financial statements.

3. Restricted Cash

Restricted cash relates to the lock box arrangement with Breakwater Structured Growth Opportunities Fund, L.P. (“Breakwater”) Breakwater holds one payment on the short term note payable in escrow prior to releasing the cash to the Company. As of September 30, 2012, there was $11,782 held by Breakwater in the “Restricted cash-Breakwater reserve account”, as reported on the Company’s Condensed Consolidated Statements of Condition.

4. Loans and Notes Payable

Loans and Notes payable as of September 30, 2012 were as follows:

		Original
Loan		Loan			Interest	Ending	Interest
Holder	Note Date	Amount	Collateral	Due Date	Rate	Balance	Expense
Note 1	5/24/2011	$200,000	200,000 Warrants	5/23/2012	12%	$200,000	$18,000
Note 2	5/24/2011	200,000	200,000 Warrants	5/23/2012	12	200,000	18,000
Note 3	5/24/2011	50,000	50,000 Warrants	5/23/2012	12	50,000	4,500
Note 4	6/6/2011	100,000	100,000 Warrants	5/23/2012	12	100,000	9,000
Note 5	6/9/2011	45,000	45,000 Warrants	5/23/2012	12	45,000	4,050
Note 6	6/9/2011	45,000	45,000 Warrants	5/23/2012	12	45,000	4,050
Note 7	6/13/2011	50,000	50,000 Warrants	5/23/2012	12	50,000	4,500
Note 8	6/14/2011	50,000	50,000 Warrants	5/23/2012	12	50,000	4,500
Note 9	6/20/2011	10,000	10,000 Warrants	5/23/2012	12	10,000	900
Note 10	7/27/2011	90,000	90,000 Warrants	5/23/2012	12	90,000	8,100
Note 11	7/26/2011	90,000	90,000 Warrants	5/23/2012	12	90,000	8,100
Note 12	3/26/2012	200,000	200,000 Warrants	6/23/2012	15	200,000	15,000
Note 13	9/26/2012	40,000		10/1/2012	15	40,000

sub-total-Loans		$1,170,000				$1,170,000	$98,700

Note Holder

Legal	10/14/2011	$250,000	250,000 Warrants	10/14/2012	12%	$250,000	$22,500
CST Holding	7/26/2011	120,000	Bonus Int. Assets	12/31/2011	-	-	-
Evolved Tech	11/16/2011	4,898,493	Lot6 Assets	5/13/2012	-	-	-
Working Cap-Lot6	11/16/2011	1,807,712	Lot6 Cash on hand	N/A	-	-	155,327
Breakwater	3/1/2012	1,200,000	Certain assets	5/13/2012	12%	0	30,000
Breakwater	5/18/2012	1,800,000	Certain assets	11/13/2013	12%	1,457,413	30,000

Less: debt disc.		(719,833)				(623,309)	-
sub-total-Notes		$9,356,372				$1,084,104	$237,827

Total		$10,526,372				$2,254,104	$336,527

On March 26, 2012, the Company issued a $200,000 loan payable, maturing in 90 days. The loan accrues interest at 15%. The transaction included the issuance of warrants having a strike price of $1.00 and a 5 year term.

Breakwater

On March 1, 2012, WebXU, Inc. and its subsidiaries (collectively, the “Company”) entered into a Loan Agreement with Breakwater pursuant to which the Company issued to Breakwater a Senior Secured Promissory Note with principal in the amount of $1,200,000 for a loan by Breakwater to the Company of $1,000,000. On May 7, 2012, the Company completed the collection of funds to retire the $1,200,000 Breakwater note.

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

Late payments are assessed at 5% of the delinquent installment payment amount. The Company must pay an additional 5% in liquidated damages upon any late payment. Upon a Default Event, Breakwater may in its sole discretion declare the balance of the unpaid principal and accrued interest immediately due and payable without prior notice. On May 18, 2012, the Company issued to Breakwater Structured Growth Opportunities Fund L.P. a warrant to purchase up to 1,000,000 shares of the Company’s common stock at $1.00 per share. The warrant expires on May 17, 2017.

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

On August 24th, the Company and Breakwater amended the Promissory Note agreeing to pay $40,000 per month (of which twenty five thousand dollars would be applied to principle) through August 23rd, 2013. The agreement amended the maturity date to August 23, 2013.

Evolved Technology

On May 15, 2012, the Company retired theLot6 Media $4,898,493 Sellers Note for the assets of Lot6 Media. The November 2011 transaction included an unwind provision which is now removed by the retiring of this Note. On May 18, 2012, in conjunction with the retirement of this note, the Company issued 1,700,000 shares of stock to Evolved Technology.

Other Current Liabilities

Other Current Liabilities consist of $81,482 payable to Kirkcaldy (see note 8: Settlement with Kirkcaldy) and an $80,000 payable for the purchase of the domain, www.paydayloan.net. Payments for the domain are $10,000 per month.

Long Term Notes Payable

In August 2012, the Company received $200,000 from an investor. The accompanying note has a three year term expiring on August 15, 2015 with interest at 10%. The Company also issued 200,000 warrants with a 2 year term to purchase common stock at $1.50. The warrants were valued using the Black Scholes methodology, with the Company recording a note discount of $101,048 based on a current market price of $0.65 for the Company’s common stock and a volatility of 203%.

Interest

Total interest expense for the three months ended September 30, 2012 and 2011 was $161,276 and $48,805, respectively. Total interest expense for the nine months ended September 30, 2012 and 2011 was $4,985,377 and $57,378, respectively.

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

On September 20, 2012, the Company issued 200,000 shares of its common stock to two entities for compensation of consulting services. The shares were valued at $0.48 per share, the then current market price, totaling $96,000.

On September 28, 2012, the Company issued 40,000 shares of its common stock to an entity for compensation of consulting services for the months of June through September. The shares were valued at $0.48 to $1.05 per share, the then current market price, totaling $30,300.

On September 28, 2012, the Company issued 200,000 shares of its common stock to an individual in lieu of interest due. The shares were valued at $0.48 per share, the then current market price, totaling $96,000.

Dividends

The Company has never issued dividends.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	12/31/2011	2012	Exercised	9/30/2012
$1.00	1,180,000	200,000	-	1,380,000
1.00	-	2,000,000	-	2,000,000
1.50	-	200,000	-	200,000

Total	1,180,000	2,400,000	-	3,580,000

In August 2012, the Company issued 200,000 warrants with a 2 year term and an exercise price of $1.50 which were valued using the Black Scholes methodology, with the Company recording a note discount of $101,048 based on a current market price of $0.65 for the Company’s common stock and a volatility of 203%.

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of September 30, 2012 under FASB ASC 718 and using the Black-Scholes-Merton valuation model. The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms. The full term of the warrants granted was used for the expected life since the warrants were granted to organizations where turnover is expected to be low and since they are expected to hold the warrants for the full term to obtain the maximum benefit. The volatility assumptions were derived from management’s assessment of volatilities used by other companies, and are adjusted to reflect anticipated behavior specific to the Company.

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

6. Acquisition of Lot6 Media, Inc.

On November 15, 2011, the Company completed its acquisition of Lot6 Media, Inc. (“Lot6 Media”), a Delaware corporation. Lot6 Media provides a variety of solutions for online businesses, media marketing agencies, and marketers. The acquisition cost included a $5 million note payable in six months and 1 million shares of the Company’s restricted common stock. The Company also acquired the working capital of Lot6 Media and recorded a note payable for $1,861,532. The Lot6 Media shareholder has the option of taking payment for up to 50% of the amount owed as a promissory note in restricted common stock as payment on the note in lieu of cash payments. Additionally, there are earn-out provisions based on EBITDA for each of the two successive years after the acquisition. The actual condensed statements of operations for Lot6 Media for the three and nine months ending on September 30, 2012 and 2011 for the acquisition are:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales (net of returns)	$-	$5,440,840	$5,406,608	$16,441,304
Cost of goods sold	(8,404)	(3,402,203)	(4,061,152)	(11,559,478)
Gross profit	(8,404)	2,038,637	1,340,456	4,881,826

Operating expenses:
General and administrative	3,549,626	476,200	9,149,199	1,460,709
Professional fees	-	72,868	20,041	198,659
Depreciation	-	-	-	-
	3,549,626	549,067	9,169,240	1,659,369
Net Income (Loss)	$(3,558,030)	$1,489,569	$(7,828,785)	$3,222,458

The adjusted pro-forma consolidated statement of operations for the three and nine months ending on September 30, 2012 and 2011 for the Company and its subsidiaries are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales (net of returns)	$13,447	$7,634,236	$5,970,394	$19,554,475
Cost of goods sold	(22,447)	(4,888,790)	(4,432,470)	(13,859,385)
Gross profit	(9,000)	2,745,446	1,537,924	5,695,090

Operating expenses:
General and administrative	333,732	1,182,009	3,866,878	2,690,466
Impairment of investment in Lot6	3,548,417	-	7,834,673	-
Professional fees	33,210	282,148	355,307	552,405
Depreciation	12,054	10,929	37,195	18,215
	3,927,413	1,475,085	12,094,053	3,261,087
Income (loss) from operations	(3,936,413)	1,270,360	(10,556,129)	2,434,004

Other (expense):
Interest expense	(161,276)	(48,805)	(4,985,377)	(57,378)
Amortization of debt discount	(21,494)	-	(985,149)	-
Loss on previously held VIE	-	-	(534,968)	-
Total Other (expense)	(182,770)	(48,805)	(6,505,494)	(57,378)
Income (loss) before provision for income taxes	(4,119,183)	1,221,555	(17,061,623)	2,376,626

Provision for income tax	-	-	-	-
Net income (loss)	$(4,119,183)	$1,221,555	$(17,061,623)	$2,376,626

Net income (loss) per share
(Basic and fully diluted)	$(0.16)	$0.07	$(0.76)	$0.16
Weighted average number of common shares outstanding	25,369,485	17,031,543	22,538,125	14,774,556

7. Settlement with Kirkcaldy

On January 3, 2012 the Company entered into an agreement with Kirkcaldy Group, LLC (“Kirkcaldy”), in which Kirkcaldy’s 3-year consulting agreement of $350,000 per annum plus common stock of the Company, was terminated in exchange for payment of $81,482 in accounts payable which was then due to Kirkcaldy, 5 payments totaling $100,000, and 400,000 shares of the Company’s common stock. The payment of $81,482 remains outstanding and is included in the “Other Current Liabilities” amount on the consolidated Balance Sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator -basic and diluted loss per share net loss	$(4,119,183)	$(568,014)	$(17,061,623)	$(1,145,832)

Net loss available to common stockholders	$(4,119,183)	(568,014)	$(17,061,623)	$(1,145,832)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	25,369,485	17,031,543	22,538,125	14,774,556
Basic and diluted loss per share	$(0.16)	(0.03)	$(0.76)	$(0.08)

9. Subsequent Events

Effective September 5, 2012, Mr. John Ellis resigned as our Chief Operating Officer.

On October 5, 2012, our Board of Directors appointed Mr. Keith Schaefer as Chief Executive Officer for a 3-year term, which began on October 1, 2012.

On October 5, 2012, our Board of Directors appointed Mr. Matt Hillas Executive Chairman of the Board of Directors effective October 1, 2012. Mr. Hill previously served as our Chief Executive Officer and has been a member of our Board of Directors since July 27, 2011.

On October 25, 2012, the Company signed a Letter of Intent to acquire an entity in an all stock transaction.

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

The following is Management’s Discussion and Analysis of the results of operations for the three and nine months ended September 30, 2012 and 2011. For the three months ended September 30, 2011, the comparison is for WebXUand Bonus Interactive only, since the acquisition of Lot6 had not yet taken place.

Results of Operations for the three months ended September 30, 2012 and 2011

Sales

Sales for the three month periods ended September 30, 2012 and 2011 were $13,447 and $2,193,396, respectively. Bonus Interactive commenced operations in April 2011, and Lot6 was acquired in November 2011, therefore, only Bonus Interactive’s sales were recorded for the three months ended September 30, 2011. During the three months ended September 30, 2012 the Company chose to curtail operations at Bonus Interactive in order to update its url’s used in certain lead generation revenue producing activities. Additionally, senior management and several key employees at Lot6 Media resigned unexpectantly. The Company determined that Lot6 operations should be transitioned and consolidated.

Cost of Goods Sold

Cost of goods sold for the three month period ended September 30, 2012 was $22,447. Cost of goods sold was $1,486,587 for the three month period ending September 30, 2011, reflecting only Bonus Interactive’s activity.

Operating Expenses

Operating expenses for the three month periods ended September 30, 2012 and 2011 were $3,882,149 and $1,005,809, respectively. During the 3rd quarter ended September 30, 2012 the Company recorded an impairment charge of approximately $3.5 million related to the investment in Lot6. Although all Lot6 assets remain viable the Company determined that due to the unexpected employee resignations and subsequent transition plan the impairment charge was appropriate.

Interest Expense

For the three months ended September 30, 2012, interest expense was $161,276 compared to $48,805 for the same period in 2011. Interest expense of $96,000 relates to the issuance of 200,000 shares of common stock in payment of interest on a short term note during the quarter.

Amortization of Debt Discount

For the three months ended September 30, 2012, amortization of debt discount was $21,494 for amortization of the fair value of warrants for a note payable for $1.2 million to Breakwater. There were no debt discounts for the second quarter of 2011.

Net Loss

Our net loss for the three month period ending September 30, 2012 and 2011 was $4,119,183 and $568,014, respectively.

Results of Operations for the nine months ended September 30, 2012 and 2011

Sales

Sales for the nine month periods ended September 30, 2012 and 2011 were $4,808,475 and $3,113,171, respectively. Bonus Interactive commenced operations in April 2011, and Lot6 was acquired in November 2011, therefore, the sales recorded for the nine months ended September 30, 2011 reflect only the activity of Bonus Interactive.

Cost of Goods Sold

Cost of goods sold for the nine month period ended September 30, 2012 was $4,432,470. Costs of goods sold was $2,299,907 for the nine month period ending September 30, 2011, reflecting only Bonus Interactive’s activity since April 2011.

Operating Expenses

Operating expenses for the nine month periods ended September 30, 2012 and 2011 were $12,094,053 and $1,901,718, respectively. The majority of the difference between the nine month periods, in addition to the added operating expenses of our subsidiaries, was due to the recording of an impairment charge of approximately $7.8 million to the investment in Lot6.Although all Lot6 assets remain viable the Company determined that due to the unexpected employee resignations and subsequent transition plan the impairment charge was appropriate. Additionally, there was stock based compensation of 732,985 for the nine months ended September 30, 2012 compared to $48,437 for the same period in 2011, due to increased stock options issued and in the second quarter of 2012, the Company increased its reserve for doubtful accounts for accounts receivable in excess of 90 days by $326,339.

Interest Expense

For the nine months ended September 30, 2012, interest expense was approximately $5.0 million compared to $57,378 for the same period in 2011. Interest expense of approximately $4.2 million relates to 2.5 million shares of common stock that were issued, in lieu of paying interest, at $1.50 and $1.80 per share in the first quarter of 2012 related to notes arising from the Lot6 Media acquisition. During the second quarter of 2012, interest expense of $155,327 related to the payoff of the original Lot6 Sellers Note. The remaining interest expense for the three quarters of 2012 relates to notes and loan payables that did not exist until third quarter of 2011.

Amortization of Debt Discount

For the nine months ended September 30, 2012, amortization of debt discount was $985,149 for amortization of the fair value of warrants associated with a note payable for Breakwater. There were no debt discounts for the first nine months of 2011.

Net Loss

Our net loss for the nine month period ending September 30, 2012 and 2011 was $17,061,623 and $1,145,832, respectively.

Liquidity and Capital Resources

Our total cash resources as of September 30, 2012 were $11,782, which was considered restricted cash as it is committed to repay our Breakwater note payable. As shown in the accompanying condensed consolidated financial statements, we incurred a loss from operations of $17,061,623 for the nine month period ended September 30, 2012 and a net loss from operations of $1,145,832 for the nine month period ended September 30, 2011. Our current liabilities exceeded current assets by $3,652,709 at September 30, 2012. On May 7, 2012 the Company completed the collection of funds to retire the $1,200,000 Breakwater note. Additionally, on May 18, 2012, the Company retired the Lot6 Media Sellers Note for approximately $5 million.

Since inception, we have financed our operations primarily through debt and equity financings.

Operating Activities

Net cash provided by operating activities for the nine month period ended September 30, 2012 was $4,022,924. This was primarily due to the use of stock issuances instead of cash/liquid assets to pay for settlement expenses and/or interest expense as well as the non-cash impairment charges.

Investing Activities

The Company paid in full the $120,000 note payable related to the acquisition of CST for $120,000 during the first quarter of 2012.

Financing Activities

Cash flows from financing activities consisted of increases in our short term loans payable of $220,000, long term notes payable of $200,000 and common stock sold for cash of $62,500 plus the net capital addition from Breakwater of $1.5 million. Cash used in financing activities included the pay down of $4,898,493 on the working capital loan payable and Sellers Note in conjunction with the acquisition of Lot6. Additionally, the original Breakwater note payable for $1.2 million was also paid off during the second quarter of 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2012, the Company received $200,000 from an investor. The accompanying note has a three year term expiring on August 15, 2015 with interest at 10%. The Company also issued 200,000 warrants with a 2 year term to purchase common stock at $1.50.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable to smaller reporting companies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exh. No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

10.14	FORBEARANCE AGREEMENT AND AMENDMENT NO. 2 TO LOAN AGREEMENT between WebXU, Inc., Bonus Interactive Inc., WebXU Media. Inc., Lot6 Media, Inc., and Breakwater Structured Growth Opportunities Fund L.P., dated August 23, 2012 *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

101	The following financial statements from the WebXU, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensive Business Reporting Language (XBRL):
(i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; and (iv) the Notes to the condensed consolidated financial statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	By:	/s/ Keith Schaefer
Keith Schaefer, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Jeffrey Aaronson
Jeffrey Aaronson, Chief Financial Officer
(Principal Financial and Accounting Officer)

