Form 10-K
period 2012-12-31
WebXU, Inc.
filed 2014-01-15
CIK 1416729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53095

WebXU, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0460511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3435 Ocean Park Blvd., Suite 107-282, Santa
Monica, CA	90405
(Address of principle executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, December 31, 2012, was $4,504,207.

As of March 26, 2013, the number of shares outstanding of each of the registrant’s classes of common stock was 26,541,022 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WEBXU INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

●	our ability to maintain and increase the number of visitors to our websites;

●	our ability to develop and market new products;

●	competitive nature of the online marketing and media industry;

●	our ability to attract and retain qualified executives and employees;

●	the impact of changes to government regulations and industry standards;

●	our strategic management of investments and acquisitions;

●	continued maintenance of certificates, permits and licenses required to conduct business;

●	vulnerability of our business to general economic downturn; and

●	the ability to deliver an adequate rate of growth and manage such growth.

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

PART I

ITEM 1. BUSINESS

Overview

We are a media company, formed in Delaware in July 2010 that develops, acquires and integrates consumer-oriented businesses in the online customer acquisition and e-commerce field, focusing on operational improvement and augmenting of management resources. Our revenue is generated from advertisers that desire sales leads from engaged consumers.

Webxu Media, Inc., a Delaware corporation, is also a wholly owned subsidiary that provides marketing solutions for online businesses, media agencies, and marketers through its wholly owned subsidiary Lot6 Media, LLC and its wholly owned subsidiary, Bonus Interactive Inc., also a Delaware corporation (“Bonus Interactive”). In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive due to the lack of income and activity.

With respect to this discussion, the terms “we”, “our”, “WebXU” and the “Company” refer to WebXU, Inc., Bonus Interactive, and Webxu Media, Inc. with Lot6 Media, LLC (collectively with Webxu Media, Inc., “Lot6 Media”), through October 31, 2012. Thereafter WebXu refers to the operations of WebXu only due to the discontinued operations of Lot6 and Bonus Interactive, effective October 31, 2012.

On July 27, 2011, CST Holding Corp., completed a reverse triangular merger in which it acquired 100% ownership interest in WebXU, Inc., a Delaware corporation (“Webxu”). As a result of this merger, Webxu became a wholly owned subsidiary of CST Holding Corp.

Effective October 14, 2011, we, as CST Holding Corp., completed a parent/subsidiary merger with Webxu, Inc. in a parent/subsidiary merger with the subsidiary Webxu as the surviving corporation. As a result of this merger, CST Holding Corp.’s name changed to “Webxu, Inc.”

Our industry still remains very fragmented and numerous, complementary acquisition opportunities continue to exist. We have identified a number of these opportunities that would enable us to expand our organic growth and we continue to pursue them. In the 4th Quarter of 2012, we publicly announced we had entered into an agreement to acquire MediaTrust, a Los Angeles-based click advertising network. However, shortly thereafter, various contingencies remained unsatisfied, and we did not complete the acquisition. Our vision and growth strategy remain the same.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves. As reflected in the accompanying financial statements, our operations for the year ended December 31, 2012 resulted in a net loss of $17.7 million and negative cash flows from operation activities of $4.0 million. We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

As a result of the Merger, CST Holding Corp. acquired the business and operations of Webxu and its wholly owned subsidiary, Bonus Interactive (together with Webxu, the “Webxu Group”). In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive due to the lack of income and activity.

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

Our board of directors unanimously approved this spin-out after reviewing all relevant facts and circumstances of the transaction and deemingit to be fair. In addition, the spinout transaction was approved by written consent of holders of a majority of our shares.

The spinout occurred promptly after we fulfilled our obligations under SEC rules relating to notification of shareholders for actions taken by written consent, which occurred on October 24, 2011.

Secured Note and Security Agreement

Also in connection with the Merger, Webxu agreed to pay $25,000 to David Wagner & Associates, P.C. for legal services, $60,000 to Christine Tedesco as reimbursement for past expenses, and $65,000 to Endeavor Capital Group, LLC for consulting fees. As agreed by the parties, Webxu issued secured promissory notes in the principal amounts of (i) $55,000 to Christine Tedesco and (ii) $95,000 to Endeavor Capital Group, LLC, which notes were due within 90 days following the closing of the Merger. These notes were secured by all of the assets of Bonus Interactive. The notes were paid in their entirety in January 2012. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive due to the lack of revenue and activity.

Acquisition of Lot6 Media

On November 15, 2011, we acquired Lot6 Media, Inc. and its wholly owned subsidiary Lot6 Media, LLC. Lot6 Media provides marketing solutions for online businesses, media agencies, and marketers. We purchased 100% of the issued and outstanding capital stock of Lot6 Media, Inc. from Evolved Technology, LLC in exchange for 1,000,000 shares of our common stock, a $5,000,000 note that matured on May 15, 2012 and was retired with the issuance of 1,700,000 shares of common stock, and additional cash consideration based on Lot6 Media’s net income for the periods November 16, 2011 through November 15, 2012 and November 16, 2012.

On November 21, 2011, Lot6 Media, Inc. changed its name to Webxu Media, Inc. Effective October 31, 2012, the Company’s Board of Directors decided to discontinue the operations of Lot6 Media due to inactivity and lack of income.

Principal Office Location and Website

Our principal executive offices are located at 3435 Ocean Park Blvd., Suite 107-282, Santa Monica, CA 90405, and our telephone number is (310) 807-1765. Our website address is http://www.webxu.com. Information on or accessed through our website is not incorporated into this Annual Report on Form 10-K and is not a part of this Form 10-K. WebXU makes available free of charge on its website above its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the SEC.

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

principal services and our markets

We are a media company engaged in developing high-value branded websites to service consumers for products and services. We intend to acquire businesses in this segment of the market where the Company finds synergies with its core platform and business. The market for lead generation services, e-commerce, and providing relevant information to consumers via branded websites and communities is growing as companies are looking to advertise online and find more accurate results through these channels with their advertising dollars. E-commerce is the third fastest growing industry behind Voice over Internet Phone (VoIP) and Search Engines (IBIS World). In a world where consumers are spending a significant amount of time online, companies are looking at ways to provide effective online advertising. Widely recognized companies providing similar services to consumers and advertisers like QuinStreet and Internet Brands have shown that the market is still in early stages of what will be explosive growth in online advertising.

Customer acquisition, also known as lead generation, has been a relatively predictable source of profit for online advertising businesses since the beginning of the industry. However, as Internet marketing has become more prevalent with even the largest companies, there is a renewed importance to the effective online acquisition of customers. The widespread growth of this segment of the $50 billion online advertising industry has created an entire category of competitors that lend themselves to consolidation, aggregating to a potentially substantial share of the market.

Since the early 1990s, development of internet technology and growth of broadband access has spurred an Internet economy and new tools to reach directly the U.S. consumer. These include lowering the cost of marketing to consumers and raising the frequency of contact. Today, we are witness to continuous round-the-clock consumer marketing via computers and mobile devices.

In 2008, U.S. Internet advertising comprised only 9% of all advertising spending, with the remaining 91% in traditional media such as television, radio, and print publications. According to Marketingcharts.com, by 2013, Internet advertising is projected to represent 22% of total U.S. advertising spending. Having demonstrated dramatic growth in share during that time, Marketingcharts.com also expects that the industry will continue its aggressive expansion going forward for several years.

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

employees

We have four full-time employees at WebXu. All compensation has been suspended to the employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 3435 Ocean Park Blvd., Suite 107-282, Santa Monica, CA 90405. Bonus Interactive and Lot6’s offices are located at this same location. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive that due to the lack of revenue and activity. We believe our facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

No Legal Proceedings in 2012.

ITEM 4. MINE SAFETY DISCLOSURE

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

Quarter Ended	High Bid		Low Bid

December 31, 2012	$0.55		$0.23
September 30, 2012	1.25		$0.46
June 30, 2012	1.75		1.05
March 31, 2012	1.80		1.35

December 31, 2011	2.50		0.800
September 30, 2011	2.50		1.50
June 30, 2011	(1)	(2)	(1)	(2)
March 31, 2011.	(1)		(1)

(1)	Our common stock began quotation on the OTCBB in July 2011.

(2)	There were no reported high and low bid quotations prior to July 1, 2011.

Holders and Transfer Agent

 None

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for operations. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors (“Board”) and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our Board may deem relevant. We did not pay cash dividends in the years ended December 31, 2012 and 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Number of Securities
Remaining Available for
	COLUMN A: Number of			Future Issuance Under Equity
	Securities to be Issued upon		Weighted-Average Exercise	Compensation Plans
	Exercise of Outstanding		Price of Outstanding Options,	(Excluding Securities
Plan Category	Options Warrants and Rights		Warrants and Rights	Reflected in COLUMN A)

Equity compensation plans approved by security holders	5,300,000	(1)	0.22	4,700,000	(2)

Equity compensation plans not approved by security holders	─		$ ─	─

Total	5,300,000		$0.22	4,700,000

(1)	Represents outstanding options and unvested shares of restricted stock granted pursuant to our 2011 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our 2011 Equity Incentive Plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “might,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a media company that acquires and integrates consumer-oriented businesses in the customer acquisition and e-commerce categories with a focus on operational improvement and augmenting of management resources. We also provide marketing solutions for online businesses, media agencies, and marketers. Our business is conducted by our subsidiaries, Bonus Interactive and Lot6 Media. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive due to the lack of income and activity.

Moving past some of the challenges that faced both the market and our company in 2012, we are moving forward with our plan to scale the business and we have identified a number of suitable acquisitions, which we anticipate will substantially accelerate our growth. We are working closely with our financing partners, including Breakwater Investment Management, to facilitate these acquisitions.

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

Revenue Recognition – All sources of revenue will be recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business has nominal sales, no certainty of continuation can be stated.

Management is taking steps to pursue its acquisition strategy and raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing and signed a Letter of Intent on date, 2012 (barnone) to acquire an entity in an all-stock transaction. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding on a timely basis or generate revenue necessary to fund operations.

These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create doubt about our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2012 Compared With the Year Ended December 31, 2011.

Sales

We derive our Consumer Internet revenues are primarily from advertisers. Revenues from sales during the year ended December 31, 2012 was $0 compared to December 31, 2011 which was $6,994,542. Bonus Interactive began operations in June 2011, with revenues during the seven months of operations of $4,717,909. Additionally, we acquired Lot6 Media in November 2011, recording two month revenues of $2,226,407. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive due to the lack of income and activity.

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

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2012 was $0 compared to December 31, 2011 which was $4,610,606. Bonus Interactive began operations in June 2011, with cost of goods sold during the seven months of operations of $3,126,050. Additionally, we acquired Lot6 Media in November 2011, recording two months of costs of goods sold of $1,484,556. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive due to the lack of income and activity.

Operating Expenses

Total operating expenses for the year ended December 31, 2012 was $2,241,861 as compared to the twelve months ended December 31, 2011 which was $4,126,312. A one-time impairment charge of $7,834,673 was incurred in 2012. In 2011 operating expenses were comprised primarily of general and administrative fees of approximately $2.9 million but also included professional fees of $584,052 of which $265,360 related to the Merger and a financing transaction from July 2011. Stock based compensation was $896,858 in 2012 as compared to $140,119 in 2011. Bad debt increased from $0 in 2011 to $505,431 in 2012.

Net Loss from Discontinued Operations

Effective October 31, 2012, the Company’s Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive due to inactivity and lack of revenue. The operations of both entities primarily consisted of general and administrative expenses and resulted in a net loss of $9.3 million for the year ended December 31, 2012.

Net Loss

Our net loss was $17,742,671 for the year ended December 31, 2012 compared to $2,883,856 for the year ended December 31, 2011.

Liquidity and Capital Resources

From inception to December 31, 2011, we have incurred an accumulated deficit of $20,746,604. This deficit was incurred through a combination of stock compensation, acquisition expenses, professional fees and expenses supporting our plans to develop and brand our services as well as continued operating losses. Since inception, we have financed our operations primarily through debt and equity financings. We had total cash resources as of December 31, 2012 of $15,775, compared to $875,150 in cash at December 31, 2011.

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

Operating Activities

Net cash used in operating activities for the twelve month period ended December 31, 2012 was $4,001,917. This was mainly attributable to the relatively small amount of revenues we have generated to date and the significant expenses we incurred for legal and transaction expenses related to the merger and as we establish our new business and operations. Our accounts receivable decreased $1.7 million.

Investing Activities

Net cash used in investing activities is $120,000 representing payment of notes to CST Holding shareholders.

Financing Activities

Cash flows from financing activities consisted of the payment on notes payable to the prior owner of Lot6 of $1,857,712 and $4,898,493. Additionally, the Company received a net of $1,207,413 from Breakwater Management Fund and received $305,000 in short term and $440,000 in long term notes payable.

Other

We do not believe that inflation has had a material impact on our business or operations.

Capital Resources

We do not believe we have sufficient cash on hand to maintain operations until December 31, 2013, as we continue to seek additional funding in support of our acquisition and operational strategies.

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

Acquisition Activities

We have entered into earnout agreements as part of the consideration for past acquisitions. We account for earnout consideration in accordance with ASC 805 (previously SFAS No.141R, Business Combinations), as an addition to goodwill and accrued expenses at the present value of all anticipated future earnouts at the acquisition date. For 2012, we paid no earnouts and anticipate that we most probably will not have to pay any amounts in 2013.

We cannot reasonably estimate maximum earnout payments as the earnouts are contingent upon achievement of agreed upon performance milestones such as net income on a GAAP basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended December 31, 2012 and 2011 begin on the following page.

WebXU, Inc.

WEBXU, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,
	2012	2011
ASSETS
Current assets:

Cash	$15,512	$875,150
Cash-Breakwater reserve account	(225,408)	-
Accounts receivable, net	-	2,218,504
Accounts receivable-related party, net	-	639,599
Prepaid and other expenses	53,333	77,378
Assets related to discontinued operations	225,670	-
Total current assets	69,107	3,810,631

Property, website, and computer equipment, related to discontinued operations	179,336	179,336
Less: Accumulated depreciation and amortization, related to discontinued operations	(74,057)	(24,808)
Property, website, and computer equipment, net, related to discontinued operations	105,279	154,528

Other Assets:
Investment in Lot 6	-	7,834,673
Promissory note receivable	3,850	3,850
Other assets	-	132,494
Total assets:	$178,236	$11,936,176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, net	$320,042	$950,848
Accounts payable, net, related to discontinued operations	1,384,032	-
Accounts payable-related party, net	-	467,972
Loan from officer, short term	-	-
Short term loans payable, net of discount	1,255,000	1,030,000
Wages payable	388,934	430,472
State taxes payable	-	-
Note Payable-Lot6 acquisition	-	4,898,493
Notes payable, net of discount of $623,309 and $0	784,104	2,057,712
Due on acquisition of CST Holding Corp.	-	120,000
Accrued expenses	98,793	569,856
Liabilities related to discontinued operations	80,000
Other current liabilities	-	78,706
Total current liabilities	4,310,905	10,604,059

Notes Payable, long-term	372,869
Total liabilities:	4,683,774	10,604,059

Stockholders’ equity(deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,140,538 and 20,565,538 outstanding as of December 31, 2012 and December 31, 2011, respectively.	$26,141	$20,566
Additional Paid in Capital	16,214,926	4,315,455
Accumulated deficit	(20,746,604)	(3,003,904)
Total stockholders’ equity (deficit)	$(4,505,538)	$1,332,117)

Total liabilities and stockholders’ equity (deficit):	$178,236	$11,936,176

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2012 and From Inception through December 31, 2011

(Unaudited)

	Twelve Months Ended
	December 31,
	2012	2011
Sales (net of returns)	$-	$6,590,240
Sales-related party (net of returns	-	354,075
Total Sales	-	6,944,315

Cost of goods sold	-	(3,919,664)
Cost of goods sold-related party		(690,943)
Total Cost of Goods Sold	$-	$(4,610,607)

Gross Profit	-	2,333,709

Operating expenses:
General and administrative	$1,911,570	$3,487,452
General and administrative-related party	-	30,000
Professional fees	350,294	584,052
Depreciation	-	24,808
	$2,241,864	$4,126,312
Loss from operations	$(2,241,864)	$(1,792,603)

Other income (expense):
Interest expense	(6,209,990)	(1,091,253)
Total Other income (expense)	$(6,209,990)	$(1,091,253)
Income (loss) before provision for income taxes	$(8,451,854)	$(2,883,856)

Provision for income tax	-	-
Net loss from continued operations	$(8,451,854)	$(2,883,856)

Net loss from discontinued operations, net of tax of $0	$(9,290,817)	$-

Net Loss	$(17,742,671)	$(2,883,856)

Net loss per share from continued operations
(Basic and fully diluted)	$(0.38)	(0.19)

Net loss per share from discontinued operations
(Basic and fully diluted)	(0.42)	-

Net loss per share	(0.80)	(0.19)

Weighted average number of common shares outstanding	22,859,891	15,386,780

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

(Unaudited)

	For the periods ended
	December 31,
	2012		2011
Net loss		$(17,742,671)	$(2,883,856)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities :
Depreciation of fixed assets, related to discontinued operations		49,249	24,808
Stock based compensation		6,071,168	145,010
Write-off related to CST assets, related to discontinued operations		505,431	154,809
Impairment of Investment of Lot6, related to discontinued operations		7,834,673	-
Stock issued in lieu of interest		4,094,090	-
Amortization of debt discounts related to the warrants		986,849	-
Changes in components of working capital:
(Increase) decrease in accounts receivable		$1,713,073	$(2,218,504)
(Increase) decrease in accounts receivable-related party		639,599	(639,599)
(Increase) decrease in other current assets		156,539	(209,872)
Increase in accounts payable		753,226	623,860
Increase (decrease) in accounts payable-related party		(467,972)	467,972
Increase (decrease) in wages payable		(41,538)	362,347
Increase (decrease) in other current liabilities		(78,706)	368,361
Increase (decrease) in accrued expenses		(471,063)	569,856
Shares issued for interest expense		-	1,000,000
Net cash provided by (used in) operating activities		$4,001,917	$(2,234,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Lot6 Media		$-	$(4,844,673)
Note payable related to the acquisition of CST Holding		(120,000)	120,000
Capital expenditures, net		-	(178,837)
Notes receivable		-	(3,850)
Net cash provided by (used in) investing activities:		$(120,000)	$(4,907,360)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short term loans payable		$305,000	$1,030,000
Proceeds received from long term loans		440,000	-
Proceeds (payments) from note payable to acquire Lot6 Media		(4,898,493)	4,898,493
Common stock sold for cash and options expense		62,500	31,113
Proceeds received from short term notes		1,207,413	2,057,712
Payments on notes payable		(1,857,712)	-
Net cash provided by financing activities:		$(4,741,292)	$8,017,318

NET INCREASE IN CASH AND CASH EQUIVALENTS		$(859,375)	$875,150
Cash and cash equivalents, beginning of period		875,150	-
Cash and cash equivalents, end of period		$15,774	$875,150

Interest paid	$		$92,253
Taxes paid		$-	$ 800-
Non-Cash Transactions:
Shares issued for services		$766,200	$10,180
Options issued for compensation		$896,858	$125,557
Warrants issued as debt discount		$-	$9,273
Write-off related to CST assets		$-	$154,809
Acquisition of Lot6 Media		$-	$2,990,000

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

From January 1, 2011 through December 31, 2012

(Unaudited)

	Common Stock	Common Stock	Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid in Capital	(Deficit)	Equity
Balance, January 1, 2011	14,381,062	14,381	208	(120,048)	(105,459)
Shares sold to subscribers	310,602	311	23,715	-	24,026
Shares issued for services valued at $0.01 per share	1,172,867	1,173	9,007	-	10,180
Purchase of assets with common stock	50,000	50	450	-	500
Options issued as compensation	-	-	125,557	-	125,557
Warrants issued as debt discount	-	-	9,273	-	9,273
Acquisition of CST Holding Corp.	2,580,141	2,580	152,229	-	154,809
Acquisition of Lot6 Media	1,000,000	1,000	2,989,000	-	2,990,000
Exercise of stock options	70,866	71	7,016		7,087
Issuance of shares in lieu of interest	1,000,000	1,000	999,000		1,000,000
Net Loss	-	-	-	(2,883,856)	(2,883,856)
Balance, December 31, 2011	20,565,538	20,566	4,315,455	(3,003,904)	1,332,117
Shares issued for services valued at $0.01 per share	770,000	770	765,330	-	766,100
Options issued as compensation	-	-	896,858	-	896,858
Warrants issued as debt discount	-	-	3,734,923	-	3,734,923
Amortization of warrants	-	-	(2,059,336)	-	(2,059,336)
Exercise of stock options	125,000	125	62,375	-	62,500
Issuance of shares in lieu of interest	2,800,000	2,800	4,091,200	-	4,094,000
Issuance of shares in lieu of debt-Lot6 Sellers Note	1,700,000	1,700	4,248,300	-	4,250,000
Shares issued for Kirkcaldy debt settlement	180,000	180	159,820		160,000
Net Loss	-	-	-	(17,742,671)	(17,742,671)
Balance, December 31, 2012	26,140,538	26,141	16,214,925	(20,746,574)	(4,505,508)

The accompanying notes are an integral part of the consolidated financial statements.

WEBXU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On July 22, 2011, we, as CST Holding Corp., completed a reverse triangular merger in which we acquired 100% ownership interest in WebXU, Inc., a Delaware corporation. As a result of the consummation of this merger transaction, WebXU became a wholly owned subsidiary of CST Holding Corp.

WebXU was a holding company to acquire and integrate consumer-oriented businesses in the online customer acquisition and e-commerce field. Bonus Interactive Inc., a Delaware corporation, which began operations in June 2011, is WebXU’s wholly owned subsidiary and is engaged in the business of customer acquisition and retention programs in both the online and offline arenas. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive that due to the lack of revenue and activity.

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

Effective on October 14, 2011, the Company merged with WebXU, Inc. in a parent/subsidiary merger with the subsidiary WebXU as the surviving corporation. Upon merging, our name changed to “WebXU, Inc.,” and Bonus Interactive is now our wholly owned subsidiary. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive that due to the lack of revenue and activity.

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

On November 15, 2011, we acquired Lot6 Media, Inc. which subsequently changed its name to Webxu Media, Inc. and its wholly owned subsidiary Lot6 Media, LLC. Lot6 Media provides marketing solutions for online businesses, media agencies, and marketers.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiaries, Bonus Interactive Inc. and Lot6 Media, Inc. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive that due to the lack of revenue and activity. All significant inter-company balances and transactions have been eliminated in consolidation.

Variable Interest Entity

Pursuant to a Bill of Sale, Assignment and Assumption Agreement, executed on May 2, 2011, WebXU purchased the assets and technology platform (that now serves as the hub for future acquisitions) from the Kirkcaldy Group, LLC in exchange for 50,000 shares of WebXU’s common stock. The agreement provided that if WebXU did not go public or engage in a sale of its business resulting in liquidity event each valued at least $25 million within two years of the agreement, Kirkcaldy Group, LLC would have the right to repurchase the assets and technology platform by returning the 50,000 shares of WebXU common stock to WebXU. The Company believes the Kirkcaldy Group, LLC is a Variable Interest Entity, primarily since the majority of its transactions are between Bonus Interactive; a subsidiary of WebXU. Additionally, the total equity at risk is not sufficient to finance the entity’s activities without additional subordinated financial support. In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media and Bonus Interactive that due to the lack of revenue and activity.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the underlying lease. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred. Property and equipment are related to the discontinued operations of Bonus Interactive.

For the twelve month periods ended December 31, 2012 and 2011, depreciation expense was recorded for $0 and $24,808, respectively.

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

Business Combinations

The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company does not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies between the acquired businesses and the Company and the acquired intellectual property. Identifiable intangible assets with finite lives are amortized over their useful lives. See Note 4. “Acquisitions.” The results of operations of the acquired businesses were included in the company’s Consolidated Financial Statements from the respective dates of acquisition.

Intangible Assets

Intangible assets consist primarily of identifiable intangible assets purchased in connection with the Company’s acquisitions. Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, between three and nine years, with the exception of customer relationships, which are amortized using a double-declining balance method, to more accurately reflect the pattern in which the economic benefit is consumed. Other intangible assets are reviewed for impairment in accordance with ASC 360-10-35 (previously SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets), whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. No impairment loss was recorded for the years ended December 31, 2012 and 2011. The balances consist of the following (in thousands):

	As of December 31, 2012
	Average	Gross
	Estimated	Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount

Acquired technology	3.7	$5,015	$(3,168)	$1,847
Customer relationships	5.0	11,584	(6,728)	4,856
Content	3.8	10,635	(6,524)	4,111
Domain name	4.9	19,632	(10,366)	9,266
Total		$46,866	$(26,786)	$20,080

Recent Accounting Pronouncements

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through December 31, 2012 and has concluded that none will have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

3.  Loans and Notes Payable

Loans payable as of December 31, 2012 were as follows:

		Original
		Loan		Interest	Interest
Loan holder	Note Date	Amount	Due Date	Rate	Expense
Note 1	5/24/11	$200,000	12/31/2012	12%	$8,548
Note 2	5/24/11	$200,000	12/31/2012	12%	$8,548
Note 3	5/24/11	$50,000	12/31/2012	12%	$2,022
Note 4	6/6/11	$100,000	12/31/2012	12%	$3,814
Note 5	6/9/11	$45,000	12/31/2012	12%	$1,672
Note 6	6/9/11	$45,000	12/31/2012	12%	$1,672
Note 7	6/13/11	$50,000	12/31/2012	12%	$1,792
Note 8	6/14/11	$50,000	12/31/2012	12%	$1,775
Note 9	6/20/11	$10,000	12/31/2012	12%	$332
Note 10	7/27/11	$90,000	12/31/2012	12%	$2,071
Note 11	7/26/11	$90,000	12/31/2012	12%	$2,071
Note 14	3/26/12	$200,000	12/31/2012	0%	34,317
Total Short term Loans Payable		$1,130,000

The ending balance of Short term loans payable at December 31, 2012 was $1,255,000.

Additionally, the Company has short term Notes Payable of $784,104, net of a discount of $623,309 outstanding at December 31, 2012.

Short term Notes Payable as of December 31, 2011 were as follows:

		Original
		Loan		Interest	Interest
Note holder	Note Date	Amount	Due Date	Rate	Expense
Note to Richardson & Patel, LLP	10/14/11	$250,000	10/14/2013	12%	$3,000
Note in conjunction with acquisition of Lot6 Media	11/16/11	$4,898,500		0%	-
Note for working capital of Lot6 Media	11/16/11	$1,861,532		0%	- -

Total Notes Payable		$7,010,032			$3,000

On October 14, 2011, the Company agreed to provide its corporate counsel, Richardson & Patel, LLP a $250,000 12% promissory note and 250,000 warrants with a $1.00 exercise price and a two year term in exchange for $250,000 in accounts payable. The $4,898,500 note payable relates to the acquisition of Lot6 Media, Inc., which was acquired by the Company on November 15, 2011. Additionally, the note for $1,861,532 relates to the working capital of Lot6 Media which was acquired by the Company at the time of acquisition.

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

Dividends

The Company has never issued dividends.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	December 31, 2011	2012	Exercised	December 31, 2012
$1.00	1,180,000	2,000,000	-	3,180,000

Total	1,180,000	2,000,000	-	3,180,000

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

The following is a summary of the Company’s outstanding common stock purchase options:

Exercise	Outstanding	Issued in		Transferred/	Outstanding
Price	December 31, 2011	2012	Exercised in 2012	Expired	December 31, 2012
$0.01	-	-	-	-	-
$0.10	4,527,975	1,000,000	-	(627,975)	4,900,000
$0.25	-	250,000	-	-	250,000
$0.50	400,000	-	(125,000)	(275,000)	-
$0.69	140,000	-	-	(140,000)	-
$1.00	1,505,000	125,000	-	(1,480,000)	150,000
$1.50	219,000	-	-	(219,000)	-
$1.60	-	1,016,200	-	(1,016,200)	-
Total	6,791,975	2,391,200	(125,000)	(3,758,175)	5,300,000

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

Risk-free interest rate - 2.33%
Expected life (years) - 10 Years
Expected dividend yield - 0.0%
Volatility - 300%

5. Acquisition of Lot6 Media, Inc.

On November 15, 2011, the Company completed its acquisition of Lot6 Media, Inc., a Delaware corporation. Lot6 Media, Inc. provides a variety of solutions for online businesses, media marketing agencies, and marketers, including securing quality leads for its advertisers and maximizing profitability. The acquisition cost included a $5 million note payable in six months and 1 million shares of the Company’s restricted common stock. We also acquired the working capital of Lot6 Media and recorded a note payable for $1,861,532. The Lot6 Media shareholder has the option of taking payment for up to 50% of the amount owed as a promissory note in restricted common stock as payment on the note in lieu of cash payments. Additionally, there are earn-out provisions based on EBITDA for each of the two successive years after the acquisition. Adjusted pro-forma Statement of Operations for Lot6 Media for the twelve months ending on December 31, 2011 for the acquisition are:

Year Ended
December 31, 2011
Sales (net of returns)	$21,203,701
Cost of goods sold	(14,771,253)
Gross profit	$6,432,448

Operating expenses:
General and administrative	$2,060,171
Professional fees	281,159
Depreciation	-
$2,341,330
Net Income	$4,091,118

The adjusted pro-forma consolidated statement of operations for the twelve months ending on December 31, 2011 for WebXU and its subsidiaries are as follows:

Year Ended
December 31, 2011
Sales (net of returns)	$25,971,836
Cost of goods sold	(17,897,303)
Gross profit	$8,074,533

Operating expenses:
General and administrative	$5,345,612
Professional fees	622,639
Depreciation	24,808
$5,993,059
Income (loss) from operations	$2,081,474

Other income (expense):
Interest expense	(92,253)
Total Other income (expense)	$(92,253)
Income (loss) before provision for income taxes	$1,989,221

Provision for income tax	-
Net income	$1,989,221

Net income (loss) per share
(Basic and fully diluted)	$0.13
Weighted average number of common shares outstanding	15,341,940

 In October 2012, the Board of Directors decided to discontinue the operations of Lot6 Media due to lack of income and activity.

6. Income Taxes

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

2012
Statutory U.S. federal rate	34.00%
Permanent differences	.00%
Timing differences	00%
Valuation allowance	(34.00)%

Provision for income tax expense (benefit)	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

2012
Deferred tax assets:
Net operating loss carry forwards	$1,678,483

Gross deferred tax assets	1,678,483

Valuation allowance	(1,678,483)

$0

7. Commitments and Contingencies

The Company’s rental and consulting commitments have either expired or the Company has been released from them.

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

Jeffrey Aaronson has been employed on an at-will basis by Webxu since November 15, 2010. Mr. Aaronson receives an annual base salary of $200,000. He has received grants of options to purchase up to an aggregate 500,000 shares of common stock. Vesting of his options will accelerate upon a change of control of the Company. Mr. Aaronson will receive additional grants subject to the direction of the Board of Directors. If Webxu terminates Mr. Aaronson’s employment for any reason, he will receive a twelve month severance payment.

The Company signed an employment offer and agreement letter on October 1, 2012 with Keith Schaefer, Chief Executive Officer. The effective date of this three year employment agreement was October 1, 2012. Mr. Schaefer receives an annual base salary of $300,000. He is also eligible for a bonus of up to one hundred percent (100%) of his annual Base Salary as determined by the following formula:

50% of Base Salary if the Company’s share price increases more than 150% each year from the prior year commencing on effective date of this agreement.

50% of Base Salary if the Company’s Earnings Before Interest Taxes, Depreciaton and Amortization (“EBITDA”) increases more than 30% year over year commencing on the effective date of this agreement.

On the expiration of each calendar month of this Agreement, the Company shall issue to Mr. Schaefer options to purchase Eighty Three Thousand Three Hundred Thirty Three and One-Third Shares (83,333.33) of the Company’s common stock at a strike price of $0.25 per share. Over the life of this Agreement the Stock Options shall accumulate month to month and are fully vested and exercisable in accordance with the Company’s stock option program. Upon a change of control of the Company, all of Employees option rights which would have accrued during the Initial Term of this agreement shall automatically vest.

In the event of termination of the employment for any other reason, Mr. Schaefer will receive a six month severance payment.

8. Segment Reporting

The Company considers itself to be operating in one business segment, the internet sales lead generation business. This activity will represent essentially all of the significant revenue generated by the Company.

9. Related Party Transactions

During the twelve month period ended December 31, 2012, the Company granted options to senior executives as follows:

NAME OF	DATE			Options	EXERCISE	VESTING	EXPIRATION
HOLDER	OF ISSUANCE	Value		Issued	PRICE	DATE	DATE
Related Party
Keith Schaefer	10/1,11/1 and 12/1/12		$100,850	250,000	$0.25	3 years	12/1/2018
		$			$

			$100,850	250,000

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

2012
Numerator -basic and diluted loss per share net loss from continued operations	$(8,451,854)
Numerator -basic and diluted loss per share net loss from discontinued operations	$(9,290,817)

Net loss available to common stockholders	$(17,742,671)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	22,859,891
Basic and diluted (loss) per share from continued operations	$(0.38)
Basic and diluted (loss) per share from discontinued operations	$(0.42)
Basic and diluted (loss) per share	$(0.80)

11. Discontinued Operations

On October 31, 2012, the Board of Directors decided to discontinue the operations of Lot6Media and Bonus Interactive due to the lack of income and activity.

As of December 31, 2012
Assets related to discontinued operations	$225,670
Property, website and computer equipment related to discontinued operations	$179,336
Less: Accumulated depreciation and amortization, related to discontinued operations	(74,057)
Property, website and computer equipment related to discontinued operations	$105,279

Accounts payable, net, related to discontinued operations	$1,384,032

For the year ended December 31, 2012
Net loss from discontinued operations, net of tax of $0	$(9,290,817)

12. Subsequent Events

Customer Acquisition

As we continue on in 2013, we are pleased to announce the launch of our Auto and Insurance verticals, which we are operating through our proprietary websites 24hourautoinsurancequote.com, 24hourcarquote.com and 24hourautoloan.com. We are excited about the partnerships we have developed in conjunction with these new consumer facing properties and as we continue to build out our 24 hour brand, we believe we can evolve into an industry leader in these core verticals.

Mobile Strategy

We are continuing to integrate a measurable portion of our growth strategy in the mobile sector. We have recently added additional mobile publishers to our network and we continue to factor in mobile capability into our Customer Acquisition and E-Commerce development. Additionally, we have added mobile advertising and mobile technology platforms to our ongoing acquisition pipeline in development. This mobile integration not only fuels our existing performance, but also brings us new revenue opportunities as it gives our nationwide customers the ability to capture the rapidly growing mobile audience.

Strategic Partnerships

Linkstorm is a New York City-based advertising technology company that utilizes a next-generation hyper-linking system to enhance the conversion percentages of online marketing campaigns. Linkstorm’s functionality enables us to achieve higher response to our Advertisers offers, thereby increasing the overall results of all our campaigns across all verticals.

Holland Interactive is a Customer Acquisition consulting firm that brings us key executive services from seasoned industry veterans Rory Holland and Scott Pannier.

Prior to founding Holland Interactive, Rory Holland co-founded BlueSky Marketing, a leading automotive marketing and finance company, and prior to BlueSky, he was the Chief Marketing Officer at Credit.com where he helped double the company’s publisher and affiliate revenues in less than 18 months. Rory also co-founded Telling International, a brand licensing company that was acquired in 1998.

Prior to Holland Interactive, Scott Pannier held senior-level positions at Exponential, Motive Interactive, Nextag, Adteractive, and ValueClick. Scott has also performed consulting roles for SocialMedia.com, PMA Media Group, Tallac Media, and Healthcare.com. Scott has a deep understanding all the moving pieces that make up today’s complex online media ecosystem, including a core expertise in the Financial Services, Education, and Insurance verticals.

Conversion of Notes Payable

None

13. Kirkcaldy Group, LLC Variable Interest Entity

The following table represents the effect of the Kirkcaldy Group, LLC on the consolidated balances of WebXU as of December 31, 2011:

	Webxu/Subs	Kirkcaldy	Elimination Entries		Consolidated Balances
Revenue	$6,944,516	$166,693	$(116,667)	(1)	$6,994,542
(Cost of Goods Sold)	(4,610,606)	-	-		(4,610,606)
Operating Expenses	(3,904,428)	(65,738)	-		(3,970,166)
Income (Loss)	(1,570,518)	100,955	(116,667)		(1,586,230)
Interest Expense	(92,253)	-	-		(92,253)
Net Income (Loss)	$(1,662,771)	$100,955	$(116,667)		$(1,678,483)

(1)	Eliminates the revenue received to Kirkcaldy from Bonus Interactive, a wholly owned subsidiary, which is a discontinued operation as of October 31, 2012.

Cash	$825,403	$76,617	$-		$902,020
Accounts Receivable	2,858,103	555,963	(555,963)	(2)	2,858,103
Other Assets	7,492,354	359,248	-		7,851,602
Assets	11,175,860	991,828	(555,963)		11,611,725
Accounts Payable	(1,585,206)	(503,409)	(503,030	(3)	(1,585,585)
Other Liabilities	(8,750,097)	(387,385)	-		(9,137,482)
Liabilities	(10,335,303)	(1,092,783)	(503,030)		(10,723,067)
Equity	(989,613)	100,955	-		(888,658)
Total Liabilities & Equity	(11,122,927)	(991,828)	(503,030)		$(11,611,725)

(2)	Eliminates the receivable from Bonus Interactive, a wholly owned subsidiary, which is a discontinued operation since October 31, 2012.

(3)	Eliminates the payable from Bonus Interactive, a wholly owned subsidiary, which is a discontinued operation since October 31, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent auditors, L.L. Bradford and Company.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of December 31, 2012, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2012, our internal controls over financial reporting were effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Officer/Director Since
Matt Hill	39	Chairman of the Board and Chief Executive Officer	July 27, 2011
Jeffrey Aaronson	56	Chief Financial Officer, Corporate Secretary, and Director	July 27, 2011
Keith Schaefer	63	Chief Executive Officer and Director	October 3, 2012
Michael Warsinske	50	Director	September 19, 2011
Michael Thorson	44	Director	November 29, 2011

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

Jeffrey Aaronson - Director, Chief Financial Officer, and Corporate Secretary

Jeffrey Aaronson has been Chief Financial Officer and Corporate Secretary since July 2011 and was previously an employee of Webxu, Inc., the private pre-Merger company, since November 2010. Concurrently, he serves as the Director of Accounting at Kaching, Kaching, Inc., a publicly traded e-commerce company, since May 2010. From October 2008 to March 2010, Mr. Aaronson was Controller of Davidoff of Geneva, Inc., an importer and retail outlet for premium cigars. From July 2007 to October 2008, he was the General Manager and Controller for Crowne Closets and Cabinets. From 2003 to 2007, he served on the board of directors of Diasys Corp. Mr. Aaronson holds a Bachelor of Business Administration in Accounting degree from Adelphi University, in Garden City, New York.

Keith Schaefer –Chief Executive Officer

Mr. Schaefer, age 62, served in the U.S. Navy (1971-1974) and has been a senior member of management for the past 22 years including from 2011 to 2012 at Moonshado, Inc. as President, CEO and Director; from 2004 to 2011 at BPL Global, Ltd as Founder, President and CEO; from 2002 to 2004 at Constellation Partners as Executive Partner; from 2000 to 2002 at Liquid Thinking, Inc. as Founder, President and CEO; from 1997 to 2000 at US Web/CKS as Executive Partner and Member of the Executive Committee; from 1995 to 1997 at Cybernautics, Inc. as Co-founder, President and CEO; from 1994 to 1995 at Viacom, Inc. as Executive-Vice President; from 1993 to 1994 at Paramount Technology Group as Founder, President and CEO; from 1991 to 1992 at Computer Curriculum Corporation, a division of Paramount Communications, Inc. as Chairman and CEO; during 1991 at Worlds of Wonder as President and CEO; from 1985 to 1991 at NEC Technologies, Inc. as Senior Vice-President and General Manager; from 1980 to 1984 at Atari, Inc. as Executive Vice-President.

Michael Warsinske– Director

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

Michael Thorson– Director

Michael Thorson has been a member of the board since November 2011.Since 2009, Mr. Thorson has been a partner at Inventure Capital, a private multi-strategy investment fund that he founded and that is based in Madison, Wisconsin. From 2006 through 2009, Mr. Thorson was Managing Director, Head of EMEA Rates, and Currencies& Commodities, at Bank of America, in London, England.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2012 and 2011 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matt Hill,	2012	$166,406	$-	$-	$-	$-	$-	$-	$166,406
Executive Chairman	2011	$225,000	$-	$-	$-	$-	$-	$-	$225,000

Jeffrey Aaronson,	2012	$139,583	$-	$-	$-	$-	$-	$-	$139,583
CFO	2011	$170,000	$-	$-	$-	$-	$-	$-	$170,000

Keith Schaefer,	2012	$12,500	$-	$-	$100,850	$-	$-	$-	$113,850
CEO	2011	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the options as of the date of grant, and then expenses that value over the service period over which the options becomes exercisable (vested). As a general rule, for service-based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

2012 Grants of Plan-Based Awards

		Estimated Future payment under Non-Equity Incentive Plan Awards			Estimated Future payments under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	of Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards (1)

Jeffrey Aaronson	09/01/11	$-	$-	$-	$-	$-	$-	-	250,000	$1.00	$250,000

John Ellis	10/03/11	$-	$-	$-	$-	$-	$-	-	500,000	$1.00	$500,000

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 805.

Employment Agreements

The following are summaries of our employment agreements with our executive officers whose compensation is listed in the Summary Compensation Table above.

Matt Hill entered into an employment agreement with WebXU on November 15, 2010, which expires on November 15, 2014. Pursuant to this agreement, Mr. Hill receives an annual base salary of $225,000. In November 2010, Mr. Hill received a one-time upfront stock option grant to purchase up to 3,000,000 shares of the Company’s common stock at a price of $0.001 per share; which 50% of these options vest on the one-year anniversary of the grant, with the remainder vesting at1/12each month following the one-year anniversary. Additionally, Mr. Hill will receive additional grants of stock options subject to Board approval and bonuses based on certain EBITDA criteria. Upon Mr. Hill’s termination without cause or for good reason or due to death or disability, he will receive one-year’s salary plus his target bonus, provided WebXU is EBITDA positive for the preceding 12 month period, and his 3,000,000 initial option grant will become fully vested.

Jeffrey Aaronson has been employed on an at-will basis by Webxu since November 15, 2010. Mr. Aaronson receives an annual base salary of $200,000. He has received grants of options to purchase up to an aggregate 500,000 shares of common stock. Vesting of his options will accelerate upon a change of control of the Company. Mr. Aaronson will receive additional grants subject to the direction of the Board of Directors. If Webxu terminates Mr. Aaronson’s employment for any reason, he will receive a twelve month severance payment.

The Company signed an employment offer and agreement letter on October 1, 2012 with Keith Schaefer, Chief Executive Officer on a three year employment agreement. Mr. Schaefer receives an annual base salary of $300,000. He is also eligible for an annual performance-based bonus of up to one hundred percent (100%) of Employee’s annual Base Salary as determined by the following formula:

50% of Base Salary if the Company’s share price increases more than 150% each year from the prior year commencing on effective date of this agreement.

50% of Base Salary if the Company’s Earnings Before Interest Taxes, Depreciaton and Amortization (“EBITDA”) increases more than 30% year over year commencing on the effective date of this agreement.

On the expiration of each calendar month of this Agreement, the Company shall issue to Mr. Schaefer options to purchase Eighty Three Thousand Three Hundred Thirty Three and One-Third Shares (83,333.33) of the Company’s common stock at a strike price of $0.25 per share. Over the life of this Agreement the Stock Options shall accumulate month to month and are fully vested and exercisable in accordance with the Company’s stock option program. Upon a change of control of the Company, all of Mr. Schaefer’s option rights which would have accrued during the Initial Term of this agreement shall automatically vest. There shall be an option agreement delivered to Mr. Schaefer on the Effective Date which reflects these rights.

In the event Company terminates this agreement for reasons other than “for cause” Company shall (i) so notify Employee not less than sixty (60) in advance of such termination (ii) pay Employee salary continuation for six (6) months after the effective date of the termination, (iii) calculate the Bonus payable at the end of the year of the Employee’s termination and pay Employee a Bonus based on the formula above on pro rata based upon the percentage of the one year Employee was employed. There shall be no severance payments if Employee terminates this agreement.

Outstanding Equity Awards at December 31, 2012

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)Exercisable		Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards:Number of Unearned Shares,Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards:Market or Payout Value of Unearned Shares,Units,or Other Rights That Have Not Vested (#)
Matt Hill	3,000,000	(1)	-	-	$0.10	11/15/2020	-	-	-	-

Jeffrey Aaronson	250,000	(2)	-	-	$0.10	11/15/2020	-	-	-	-

Jeffrey Aaronson	250,000	(2)	-	-	$1.00	09/01/2021	-	-	-	-

John Ellis	500,000	(3)	-	-	$1.00	10/03/2021	-	-	-	-

(1)	50% of these options vest on the one-year anniversary of the grant, with the remainder vesting 1/12 each month following the one-year anniversary.

(2)	33% of these options vest on the one-year anniversary of the grant, with the remainder vesting 1/24 each month following the one-year anniversary.

(3)	33% of these options vest on the one-year anniversary of the grant, with the remainder vesting 2.792% each month following the one-year anniversary.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Matt Hill (2)	$-	$-	$-	$-	$-	$-	$-
Jeffrey Aaronson (2)	$-	$-	$-	$-	$-	$-	$-
Michael Warsinske	$-	$-	$-	$-	$-	$-	$-
Michael Thorson	$-	$-	$-	$-	$-	$-	$-

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for time in service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	This individual’s compensation as a director is reflected in the Summary Compensation Table above.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 3, 2012, for each of the following persons:

●	each of our directors and each of the named executive officers;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 3435 Ocean Park Blvd., Suite 107-282, Santa Monica, CA 90405. The percentage of class beneficially owned set forth below is based on 20,565,538 shares of common stock outstanding on January 1, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Seale and Beers, CPAs served as our independent registered public accounting firm for our fiscal year ended December 31, 2010 and from January 1, 2011 through December 5, 2011. L.L. Bradford and Company has served as our independent registered public accounting firm since December 5, 2011. No fees were paid to Seale and Beers, CPAs during 2011. The following table shows the fees that were billed for audit and other services provided by these firms during the 2012 and 2011 fiscal years:

	Fiscal Year Ended December 31,
	2012	2011
	L.L. Bradford	L.L. Bradford
Audit Fees (1)	$100,000	$100,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$100,000	$100,000

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

Our entire Board approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses. During the fiscal year ended December 31, 2011, all of our audit and non-audit expenses were approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our consolidated financial statements for the years ended December 31, 2012 and 2011 begin on page F-1 of this annual report. We are not required to file any supplemental financial statement schedules.

Exhibit Table

Ex. No.	Description
2.1	Agreement and Plan of Merger by and among the registrant, CST Acquisition Corp., and WebXU, Inc., dated July 22, 2011 (1)

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

10.1	Employment Agreement between WebXU, Inc. and Matt Hill, dated November 15, 2010 (1)

10.2	Employment Agreement between WebXU, Inc. and Jeffrey Aaronson, dated November 15, 2010 (1)

10.3	Bill of Sale; Assignment and Assumption Agreement between Kirkcaldy Group, LLC, WebXU, Inc., and Bonus Interactive, Inc., dated April 25, 2011 (1)

10.4	Pledge Agreement between RTW Holdings, LLC, Sunlight Ventures, LLC, Jeffrey Aaronson, Krishnan Ramaswami, WebXU, Inc., and Amy Atkinson, dated May 24, 2011 (1)

10.5	Indemnification Agreement between the registrant and Christine Tedesco, dated July 22, 2011 (1)

10.6	Acquisition Agreement between Steve and Christine Tedesco and the registrant, dated July 22, 2011 (1)

10.7	Employment Agreement between the registrant and John Ellis, dated September 1, 2011 and accepted September 9, 2011 (2)

10.8	Share Exchange Agreement between the registrant, Lot6 Media, Inc., Evolved Technology, LLC, and Ryan Poelman, dated November 14, 2011 (3)

10.9	Lock-Up/Leak-Out Agreement between the registrant and Evolved Technology, LLC, dated November 15, 2011 (3)

10.10	Letter Agreement between WebXU, Inc. and Threadpoint, LLC dated January 6, 2012 (5)

10.11	Loan Agreement between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

10.12	Senior Secured Promissory Note for $1.2 million between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

10.13	Warrant Agreement to purchase common stock between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

10.14	Pledge and Security Agreement between WebXU, Inc. and Breakwater Structured Growth Opportunities Fund L.P., dated March 1, 2012 (7)

14.1	Code of Business Conduct and Ethics *

16.1	Letter from Seale and Beers, CPAs to the U.S. Securities and Exchange Commission, dated December 5, 2011 (4)

21.1	List of Subsidiaries *

23.1	Consent of L.L. Bradford & Co., LLC, dated January 24, 2012 (6)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

99.1	Financial Statements for Lot6 Media, LLC (6)

99.2	Unaudited Proforma financial statements for Lot6 Media acquisition (6)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-related information in this report shall be deemed “furnished” and not “filed.”

(1)	Filed on July 27, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on October 7, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on November 16, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on December 6, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on January 10, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on January 24, 2012 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.

(7)	Filed on March 7, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBXU, INC.

/s/ Matt Hill
Matt Hill, Executive Chairman

Date: January 15, 2014

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Matt Hill	Executive Chairman of the Board (Principal Executive Officer)	January 15, 2014
Matt Hill

/s/ Jeffrey Aaronson	Chief Financial Officer (Principal Financial and Accounting Officer), Corporate Secretary, and Director	January 15, 2014
Jeffrey Aaronson

/s/ Michael Thorson	Director	January 15, 2014
Michael Thorson

